Form 10-Q
period 2004-09-30
ARCHIPELAGO HOLDINGS INC
filed 2004-11-09
CIK 1107389

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER: 001-32274

ARCHIPELAGO HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	36-4298373
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 South Wacker Drive, Suite 1800

Chicago, IL 60606

(312) 960-1696

(Address, including zip code, and

telephone number including area code, of

Registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).  Yes ☐ No ☒

As of November 2, 2004, the Registrant had approximately 47,135,000 shares of common stock, $0.01 par value per share, outstanding.

ARCHIPELAGO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2003 and 2004 (unaudited)
Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
Signatures

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially and we undertake no ongoing obligation, other than that imposed by law, to update these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, general economic conditions, our future operating results, market penetration and financial condition, industry trading activity and fluctuations, regulatory changes and competition, as well as the risks and uncertainties described in the “Risk Factors” section of our final Prospectus filed with the Securities and Exchange Commission on August 12, 2004 and the factors discussed below under “Management’s Discussion and Analysis.” You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

PART I – Financial Information

Item 1. Financial Statements

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Financial Condition

(In thousands, except per share data)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$111,815	$172,856
Receivables from brokers, dealers and customers, net	38,666	27,294
Receivables from related parties	38,548	42,843
Total current assets	189,029	242,993

Fixed assets, net	49,753	49,176
Goodwill	129,666	131,865
Intangible asset - Pacific Exchange facility agreement	90,000	90,000
Other intangible assets, net	3,796	2,576
Deferred tax asset, net	—	3,280
Other assets	3,648	9,856
Total assets	$465,892	$529,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,917	$39,433
Payables to brokers, dealers and exchanges	17,542	15,039
Payables to related parties	63,913	24,955
Current portion of note payable and capital lease obligations	4,089	2,043
Total current liabilities	108,461	81,470

Note payable	2,593	—
Capital lease obligations	1,545	—
Total liabilities	112,599	81,470

Redeemable convertible preferred shares	50,000	—

Commitments and contingencies

Stockholders’ equity
Members’ equity	303,293	—
Common stock, $.01 par value, 165,000 shares authorized; zero and 47,135 shares issued and outstanding	—	471
Additional paid-in capital	—	451,591
Unearned stock-based compensation	—	(57)
Accumulated deficit	—	(3,729)
Total stockholders’ equity	303,293	448,276
Total liabilities and stockholders’ equity	$465,892	$529,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Revenues
Transaction fees ($45,767, $45,546, $126,194 and $147,823 with related parties)	$116,015	$112,738	$307,253	$363,816
Market data fees ($3,611, $6,595, $7,005 and $15,992 with related parties)	10,852	14,285	19,318	38,457
Listing fees	24	118	407	324
Total revenues	126,891	127,141	326,978	402,597

Cost of revenues
Liquidity payments ($11,689, $12,880, $34,101 and $42,209 with related parties)	42,765	47,504	104,204	148,959
Routing charges ($14,077, $10,934, $43,606 and $36,649 with related parties)	28,716	20,289	90,486	68,801
Clearance, brokerage and other transaction expenses ($8,131, $3,434, $33,439 and $14,033 with related parties)	16,008	8,888	52,948	32,313
Total cost of revenues	87,489	76,681	247,638	250,073

Gross margin	39,402	50,460	79,340	152,524

Indirect expenses
Employee compensation and benefits	9,972	10,589	29,205	31,753
Depreciation and amortization	9,966	4,976	19,509	21,228
Communications ($832, $1,322, $2,510 and $3,400 with related parties)	4,911	5,058	16,470	14,218
Marketing and promotion ($151, $116, $478 and $357 with related parties)	2,391	7,825	5,521	12,307
Legal and professional ($250, $525, $750 and $1,163 with related parties)	1,449	2,736	6,882	8,612
Occupancy	1,023	1,211	3,130	3,197
General and administrative	3,466	3,215	9,645	7,771
Total indirect expenses	33,178	35,610	90,362	99,086

Operating income (loss)	6,224	14,850	(11,022)	53,438
Interest and other, net	269	950	388	1,662
Income (loss) before income tax benefit	6,493	15,800	(10,634)	55,100
Income tax benefit	—	(1,315)	—	(1,315)
Net income (loss)	6,493	17,115	(10,634)	56,415
Deemed dividend on convertible preferred shares	—	(9,619)	—	(9,619)
Net income (loss) attributable to common stockholders	$6,493	$7,496	$(10,634)	$46,796

Basic earnings (loss) per share (a)	$0.18	$0.18	$(0.29)	$1.23
Diluted earnings (loss) per share (a)	$0.18	$0.17	$(0.29)	$1.13

Basic weighted average shares outstanding (a)	36,169	41,640	36,169	38,006
Diluted weighted average shares outstanding (a)	36,188	43,994	36,169	41,360

(a)   Adjusted to reflect our reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004. See Note 1 to condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2004

(In thousands)

(unaudited)

				Additional	Unearned		Total
	Members’	Common Stock		Paid-In	Stock-Based	Accumulated	Stockholders’
	Equity	Shares	Par Value	Capital	Compensation	Deficit	Equity
Balance, January 1, 2004	$303,293	—	$—	$—	$—	$—	$303,293
Amortization of stock-based compensation for the period from January 1 to August 11, 2004					94		94
Members’ distribution	(24,613)						(24,613)
Net income for the period from January 1 to August 11, 2004	50,525						50,525
Reorganization from LLC to “C” Corporation	(329,205)	36,169	362	329,013	(170)		—
Conversion of redeemable convertible preferred shares to common		3,732	37	49,963			50,000
Issuance of common stock in initial public offering, net of underwriting discounts		6,325	63	67,583			67,646
Direct costs of initial public offering				(6,777)			(6,777)
Issuance of additional common stock to former REDIBook members		192	2	2,197			2,199
Issuance of additional common stock to GAP Archa Holdings and related deemed dividend on convertible preferred shares		717	7	9,612		(9,619)	—
Amortization of stock-based compensation from the period from August 12 to September 30, 2004					19		19
Net income for the period from August 12 to September 30, 2004						5,890	5,890
Balance, September 30, 2004	$—	47,135	$471	$451,591	$(57)	$(3,729)	$448,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities
Net income (loss)	$(10,634)	$56,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,831	20,007
Amortization of other intangible assets	678	1,221
Provision for doubtful accounts	6,583	(500)
Deferred taxes	—	(3,280)
Stock-based compensation	182	114
Gain on sale of investment owned	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	(47,813)	7,577
Other assets	438	(6,209)
Accounts payable and accrued expenses	14,316	(24,944)
Net cash provided by (used in) operating activities	(17,459)	50,401

Cash flows from investing activities
Additions to fixed assets	(15,906)	(19,431)
Proceeds from sale of investment	2,010	—
Net cash used in investing activities	(13,896)	(19,431)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	67,646
Direct costs of initial public offering	—	(6,777)
Cash distribution to former Members	—	(24,613)
Proceeds from issuance of note payable	5,681	—
Repayments of note payable	(823)	(4,429)
Principal payments under capital lease obligations	—	(1,756)
Net cash provided by financing activities	4,858	30,071

Net increase (decrease) in cash and cash equivalents	(26,497)	61,041
Cash and cash equivalents at beginning of period	48,964	111,815
Cash and cash equivalents at end of period	$22,467	$172,856

Supplemental disclosures of cash flow information
Cash paid for:
Interest	144	266
Income taxes	—	1,859

Non-cash investing and financing activities
Conversion of convertible preferred shares to common	—	50,000
Issuance of common stock to former REDIBook Members	—	2,199
Issuance of common stock to GAP Archa Holdings	—	9,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.     Organization and Basis of Presentation

Organization

Archipelago Holdings, Inc. operates the Archipelago Exchange, or ArcaEx® (“ArcaEx”), the first open all-electronic stock market in the United States for trading in all NYSE, Nasdaq, AMEX and Pacific Exchange-listed stocks. Archipelago Holdings, L.L.C. (“Holdings LLC”), a Delaware limited liability company and the predecessor to the Company, was organized in January 1999.  In July 2000, Holdings LLC entered into a facility services agreement with the Pacific Exchange, Inc. (“PCX”) which allowed it to establish and operate ArcaEx. The Securities and Exchange Commission’s (“SEC”) approval of ArcaEx was announced in October 2001 and ArcaEx began trading operations for listed securities in March 2002 and for over- the-counter securities (“OTC”) in April 2003.  On August 11, 2004, Holdings LLC converted to a Delaware corporation, Archipelago Holdings, Inc.  We refer to Archipelago Holdings, Inc. and, prior to its conversion to a Delaware corporation, Holdings LLC, as the “Company”.  On August 19, 2004, the Company completed an initial public offering (“IPO”) of its common stock. See below discussion of the “Conversion Transaction” and the “Initial Public Offering”.  Through certain subsidiaries, the Company also provides broker execution services to institutions for orders involving Nasdaq and listed securities, as well as introducing broker services for ArcaEx to broker-dealers that do not hold an exchange trading permit ("ETP").

Conversion Transaction

On August 11, 2004, prior to the consummation of the IPO, Holdings LLC converted from a Delaware limited liability company to a Delaware corporation, Archipelago Holdings, Inc. As a limited liability company, all income taxes were paid by the members of Holdings LLC. As a corporation, the Company is responsible for the payment of all federal and state corporate income taxes. See Note 7.

As a result of the reorganization of Holdings LLC from a Delaware limited liability company into a Delaware corporation, the members of Holdings LLC received 0.222222 shares of common stock of the Company for each membership interests held by such member in Holdings LLC, which corresponds to a 4.5-for-1 reverse stock split. The weighted average number of shares used in the basic and diluted earnings per share computations gives retroactive effect to the 4.5-for-1 reverse stock split.

As approved by the Company’s board of managers on July 16, 2004, the Company made a $24.6 million cash distribution to the members of Holdings LLC immediately prior to the conversion transaction. The cash distribution permits the members to pay the taxes that the members will owe for their share of the Company’s profits in 2004 as a limited liability company through the date of the conversion transaction, calculated primarily based on the highest federal and state income tax rate applicable for the tax withholding purposes to an individual.

Initial Public Offering

On August 19, 2004, the Company completed the IPO of its common stock as a result of which the Company sold 6,325,000 shares of common stock at $11.50 per share.  The Company received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with the IPO. In addition, 6,325,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds.  The Company’s stock is listed on the Pacific Stock Exchange under the symbol “AX”.  A summary of the terms of the IPO can be found in the Company’s Registration

Statement on Form S-1 (File No. 333-113226) (the “Registration Statement”), which was declared effective by the SEC on August 12, 2004.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which principally include: Wave Securities, L.L.C. (formerly, Archipelago, L.L.C.), Archipelago Exchange, L.L.C. (“ArcaExchange”), Archipelago Securities, L.L.C. (“ARCAS”), ARCA-GNC Acquisition, L.L.C. (“GNC”), Archipelago Trading Services, Inc. (“ATSI”), Archipelago Europe Limited (“AEL”), Wave Securities Canada Inc., Archipelago Direct, L.L.C. (formerly, Archipelago TP Investment, L.L.C.), Archipelago Brokerage Services, L.L.C. (formerly, Archipelago Services, L.L.C.), Archipelago Market Data Services, L.L.C. and Archipelago Overseas, L.L.C.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2003, included in the Company’s Registration Statement. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.     Fixed Assets

Fixed assets consisted of the following:

	December 31, 2003	September 30, 2004
	(In thousands)
Software, including software development costs	$35,047	$42,377
Computers and equipment	32,791	40,519
Leasehold improvements	17,409	18,536
Equipment under capital leases	18,070	18,070
Routers	4,920	5,330
Furniture and fixtures	1,895	2,883
	110,132	127,715
Accumulated depreciation and amortization	(60,379)	(78,539)
	$49,753	$49,176

In June 2003, the Company determined that certain software and computer equipment would be retired by March 2004 and, therefore, the Company accelerated depreciation on these assets. During the first quarter of 2004, the Company recorded $6.2 million in depreciation on these assets as opposed to $2.3 million had the depreciation period not been accelerated. As of March 31, 2004, the net book value of these assets was reduced to zero.

In May 2004, the Company vacated one of the floors in its headquarters. As a result, the Company wrote off fixed assets with a net book value of approximately $0.6 million in the aggregate, which consisted primarily of leasehold improvements.

In accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes qualifying computer software costs incurred during the application development stage. During the nine months ended September 30, 2003 and 2004, software development costs totaling $5.5 million and $2.0 million were capitalized, respectively.

3.     Goodwill and Other Intangible Assets

Goodwill

In March 2002, the Company acquired REDIBook in a transaction accounted for as a purchase business combination. Approximately $20.8 million of the $150.5 million purchase price was assigned to the net tangible and intangible assets received, with the remaining value of $129.7 million ascribed to goodwill.  In August 2004, the Company issued contingent consideration to former REDIBook members in the form of 192,194 shares of the Company’s common stock valued at $11.50 per share and recorded $2.2 million of additional goodwill.

PCX Exchange Facility Agreement

In May 2001, the Company acquired the right to operate as the exclusive equity trading facility of the PCX Equities, Inc. for an aggregate consideration of $90.0 million. The Company determined that this intangible asset had an indefinite life and, as such, it is not subject to amortization.

Other Intangible Assets

In October 2002, the Company acquired Globenet Securities, Inc. and the net assets of its parent, Globenet Capital Corporation in a transaction accounted for as an asset acquisition. The Company assigned $4.9 million to an intangible asset related to the technology acquired. This intangible asset is amortized over three years from the implementation of the technology in May 2003. As of September 30, 2004, the net book value of this intangible asset was $2.6 million.

4.     Related Party Transactions

The following is a summary of the related party transactions involving the Company and certain former members (i.e., owners of Holdings LLC prior to the IPO) and current stockholders (i.e., stockholders of the Company after the IPO), PCX and other affiliates as part of its operations:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands)
Revenues
Transaction fees earned from stockholders/former members and affiliates(1)	$45,767	$45,546	$126,194	$147,823
Market data fees received from PCX (net of amounts shared with customers of $3,456, $5,879, $7,184 and $14,192)(2)	3,611	6,595	7,005	15,992
Cost of revenues
Liquidity payments to stockholders/former members and affiliates(1)	11,689	12,880	34,101	42,209
Routing charges:
Routing fees paid to stockholder/former member(4)	13,474	10,404	40,878	34,350
Routing fees for listed securities paid to stockholders/former members(5)	603	530	2,728	2,299
Clearance, brokerage and other transaction expenses:
PCX’s cost of obtaining market data(3)	41	—	77	—
Clearing services provided by a stockholder/former member(6)	7,220	2,137	26,106	9,374
Clearing services provided by an affiliated clearing broker(6)	782	646	2,183	2,698
Management fees paid to a stockholder/former member for support of REDIBook ECN(7)	—	—	4,502	—
Regulatory services fees paid to PCX(8)	1,335	1,832	4,112	5,337
Registered representative fees received from PCX(8)	(1,247)	(1,181)	(3,541)	(3,376)
Indirect expenses
Communications:
Back office services provided by an affiliate(10)	300	300	900	900
Software related services provided by an affiliate (net of amounts charged to customers of $774, $559, $2,499 and $1,829)(11)	532	1,022	1,610	2,500
Marketing and promotion:
Business development costs(12)	151	116	478	357
Legal and professional:
Professional fees for services provided by an affiliate(9)	250	525	750	1,163

(1)          Certain stockholders/former members of Holdings LLC and affiliates execute transactions through ArcaEx, and previously through the Company’s ECN, and are charged a transaction service fee by the Company for such activities. Liquidity payments are made to stockholders/former members of Holdings LLC and affiliates in relation to such transaction fees.

(2)          The Company participates in the consolidation, dissemination and sale of market data in U.S. exchange-listed securities and Nasdaq-listed securities through ArcaEx. In connection with that, the Company receives market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers. PCX is a direct participant in the plans governing the consolidation and dissemination of market data and as a direct participant in these plans collects tape revenues for trading activities on ArcaEx. Under the terms of the facility services agreement, the Company is entitled to all tape revenues earned in connection with trading activities on ArcaEx.

(3)          In connection with its operation of an options’ trading floor, PCX is a consumer of consolidated market data collected and sold under the plans discussed in the previous footnote. Between April 2002 and December 2003, the Company agreed to cover PCX’s cost of obtaining consolidated market data by reducing the amount of market data fees to which the Company was entitled under the facility services agreement by the amount of PCX’s cost for obtaining consolidated market data for use in connection with its options trading floor.

(4)          A stockholder/former member of Holdings LLC receives routing fees for trades executed through ArcaEx, and previously through the Company’s ECN, that ultimately route through to the stockholder/former member’s ECN.

(5)          Certain stockholders/former members of Holdings LLC provide routing services for listed securities through the New York Stock Exchange, Inc. on behalf of the Company.

(6)          The Company clears its transactions for institutional customers through an affiliated clearing broker and transactions for non-institutional customers through a stockholder/former member of Holdings LLC/clearing broker.

(7)          In 2002, the Company entered into a servicing agreement with a stockholder/former member of Holdings LLC/clearing broker for them to provide for the development, operation, management and support of the REDIBook ECN until trading in ArcaEx commenced, for which the Company paid a monthly fee.

(8)           Under the terms of the facility services agreement, PCX provides certain regulatory services to the Company in return for regular payments as negotiated between the parties. Also, PCX forwards registered representative fees received from the NASD to the Company.

(9)          An affiliate provides software related services to the Company.

(10)        An affiliate provides back-office services to Wave. The services include offering and managing connectivity to alternative execution venues, clearing technology, as well as reporting to the NASD’s Order Audit Trail Systems through which NASD members are required to report information regarding Nasdaq transactions.

(11)        An affiliate provides software related services to the Company, a portion of which is charged to the Company’s customers.

(12)        The Company paid rental fees for the yacht that it leases for certain business development functions, which is operated by the domestic partner of a sister of a member of management.

An affiliate provided software development services to the Company in the amount of $1.0 million and zero for the three months ended September 30, 2003 and 2004, and $3.0 million and $1.5 million for the nine months ended September 30, 2003 and 2004, respectively.

Effective June 1, 2004, the Company entered into a consulting agreement with a consulting firm and its principal, in their separate capacities. The principal serves as a director of the Company. This consulting agreement provides for a minimum fee of $150,000 per quarter and a minimum term of one year. For the three and nine months ended September 30, 2004, the Company paid $150,000 and $200,000, respectively, under this agreement.

In October 2003, ArcaExchange entered into a $20.0 million credit facility with a stockholder/former member of Holdings LLC, pursuant to which trade receivables were pledged as collateral. No amounts have been drawn under the credit facility and the full $20.0 million was available for borrowing at September 30, 2004.

As of September 30, 2004, cash and cash equivalents held at affiliated financial institutions amounted to $4.3 million.

In connection with the IPO, the Company paid commission, consisting primarily of underwriting discounts, to certain stockholders/former members of Holdings LLC totaling approximately $4.4 million.

In the opinion of management, transactions were made at prevailing rates, terms and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features.

5.     Stock-Based Compensation

The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, recognizes compensation expense using the Intrinsic Value Method. Under the Intrinsic Value Method, compensation cost for stock options, if any, is measured as the excess of the estimated fair value of the Company’s stock over the option exercise price.

The Company adopted the disclosure provisions of the Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  Had compensation expense for the Company’s stock option plans been determined based upon fair value consistent with SFAS No. 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net income (loss) attributable to common stockholders, as reported	$6,493	$7,496	$(10,634)	$46,796
Add: Stock-based employee compensation cost included in net income	182	38	182	114
Deduct: Stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects of $445, $240, $691 and $509	668	339	1,036	717
Net income (loss) attributable to common stockholders, pro forma	$6,007	$7,195	$(11,488)	$46,193

Earnings per share:
Basic, as reported	$0.18	$0.18	$(0.29)	$1.23
Basic, pro forma	$0.17	$0.17	$(0.32)	$1.22
Diluted, as reported	$0.18	$0.17	$(0.29)	$1.13
Diluted, pro forma	$0.17	$0.16	$(0.32)	$1.12

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Dividend yield	—	—	—	—
Expected volatility	30.0%	30.0%	30.0%	30.0%
Risk-free interest rate	3.8%	4.0%	3.8%	4.0%
Expected life (in years)	7	7	7	7

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  In addition, option pricing models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models do not provide a reliable measure of the fair value of the Company’s employee stock options.

The above pro forma information gives effect to the Company’s conversion into a Delaware corporation as if it occurred at the beginning of the periods presented.  In addition, the pro forma information was tax effected at combined Federal and State rates of 40.0% and 41.5% for the three and nine-month periods ended September 30, 2003 and 2004, respectively.

6.     Computation of Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
	(In thousands, except per share data)
Net income attributable to common stockholders for basic and diluted earnings per share	$6,493	$7,496	$(10,634)	$46,796
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	36,169	41,640	36,169	38,006
Dilutive effect of:
Preferred shared converted to common in August 2004	—	1,704	—	3,051
Additional shares of common stock issued at IPO	—	475	—	160
Stock options and other	19	175	—	143

Weighted average shares used in diluted computation	36,188	43,994	36,169	41,360

Basic earnings (loss) per share	$0.18	$0.18	$(0.29)	$1.23

Diluted earnings (loss) per share	$0.18	$0.17	$(0.29)	$1.13

At September 30, 2004 and 2003, approximately 1.4 million and 0.6 million securities, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

7.     Income Taxes

The income tax benefit for the three and nine months ended September 30, 2004 consisted of the following (in thousands):

Current:
Federal	$1,657
State	308
Total current	1,965
Deferred	(3,280)
Income tax benefit	$(1,315)

Significant components of the Company’s deferred tax assets and liabilities at September 30, 2004 were as follows (in thousands):

Deferred tax assets:
Bonuses	$3,826
Allowance for doubtful accounts	1,587
Net operating loss carryforwards (“NOL”) of ATSI subsidiary	1,560
Valuation allowance	(1,560)
Other	177
Total deferred tax assets	5,590

Deferred tax liabilities:
Depreciation & amortization	2,248
Other	62
Total deferred tax liabilities	2,310

Deferred tax asset, net	$3,280

As of September 30, 2004, ATSI had approximately $3.9 million of net operating losses for Federal and State tax purposes, which will begin to expire in 2012. A full valuation allowance was recorded against the $1.6 million tax effect of these losses as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining $5.6 million deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized. The Company does not have any deferred tax assets related to Holdings LLC’s net operating losses, as those losses were incurred when the Company was treated as a partnership for federal income tax purposes.

For the quarter ended September 30, 2004, the effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

Federal statutory rate	35.0%
State, net of federal tax benefit	6.5%
Benefit from deferred taxes (1)	(22.1)%
Former Members’ income (2)	(29.5)%
Other	1.8%
Effective tax rate	(8.3)%

(1)           The Company recognized a $3.5 million net deferred tax asset for temporary differences when Holdings LLC converted into a Delaware corporation. The corresponding deferred tax benefit lowered the Company’s effective tax rate.

(2)           For the income earned from the date of the conversion to a Delaware corporation through September 30, 2004, the Company provided for income taxes based on a 41.5% blended tax rate. Prior to August 12, 2004, all income taxes were paid by Holdings LLC’s former members.

8.     Segment Reporting

The Company operates in two reportable segments: Transaction Execution Services and Agency Brokerage Services.

Transaction Execution Services consist primarily of transaction execution services, market data services on a real-time or summary basis and, through the Company’s alliance with PCX, a trading venue for issuers of equity securities, exchange traded funds and structured products. Under PCX rules, issuers are listed on PCX for trading on ArcaEx. The customers in this segment are required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP. An ETP holder must be a broker-dealer.

Agency Brokerage Services are provided through Wave and consist of order execution services, on an agency basis, for orders received exclusively from institutions involving primarily Nasdaq and listed securities. This segment provides institutions that are not ETP holders or are not sponsored by ETP holders access to all U.S. Nasdaq and exchange-listed securities markets through ArcaEx.

Revenues are generated primarily in the United States of America. Revenues derived from one stockholder/former member of Holdings LLC and its affiliates represented approximately 11.6% and 10.0%, of the consolidated revenues for the three months ended September 30, 2003 and 2004, and 14.3% and 10.0%, of the consolidated revenues for the nine months ended September 30, 2003 and 2004, respectively.

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

	Transaction	Agency
	Execution	Brokerage
	Services	Services	Eliminations	Consolidated
Three months ended September 30,

2003
Revenues	$115,469	$12,967	$(1,545)	$126,891
Cost of revenues	82,497	6,537	(1,545)	87,489
Gross margin	32,972	6,430	—	39,402
Indirect expenses	27,889	5,289	—	33,178
Operating income	5,083	1,141	—	6,224

2004
Revenues	$116,452	$12,112	$(1,423)	$127,141
Cost of revenues	71,354	6,750	(1,423)	76,681
Gross margin	45,098	5,362	—	50,460
Indirect expenses	31,597	4,013	—	35,610
Operating income	13,501	1,349	—	14,850

Nine months ended September 30,

2003
Revenues	$294,893	$35,572	$(3,487)	$326,978
Cost of revenues	234,952	16,173	(3,487)	247,638
Gross margin	59,941	19,399	—	79,340
Indirect expenses	74,946	15,416	—	90,362
Operating income (loss)	(15,005)	3,983	—	(11,022)

2004
Revenues	$367,072	$40,288	$(4,763)	$402,597
Cost of revenues	230,679	24,157	(4,763)	250,073
Gross margin	136,393	16,131	—	152,524
Indirect expenses	87,012	12,074	—	99,086
Operating income	49,381	4,057	—	53,438

Identifiable assets (September 30, 2004)	$493,591	$39,371	$(3,216)	$529,746

In 2004, the Company revised its methodology for allocating certain expenses between the segments to reflect the fact that Agency Brokerage Services had built out its own infrastructure and therefore relies less on Company shared services. Indirect costs allocated to Agency Brokerage Services were $3.0 million and $1.5 million for the three months ended September 30, 2003 and 2004, and $9.0 million and $4.5 million for the nine months ended September 30, 2003 and 2004, respectively.

9.     Net Capital Requirements

Wave, ARCAS and ATSI are registered broker-dealers and are subject to net capital requirements under SEC Rule 15c3-1. Wave and ATSI compute their net capital using the basic method. Under this method, these subsidiaries must maintain minimum net capital (as defined) and the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. ARCAS computes its net capital under the alternative method. This method requires that minimum net capital not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions.

As of September 30, 2004, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital
Wave	$15,176
ARCAS	6,262
ATSI	3,719
Net capital in excess of required net capital
Wave	$14,096
ARCAS	6,012
ATSI	3,540
Ratio of aggregate indebtedness to net capital
Wave	1.07 to 1
ARCAS	N/A
ATSI	.72 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries to which they operate. As of September 30, 2004, these subsidiaries had met their local capital adequacy requirements.

10.  Subsequent Event

Abovenet Litigation

In connection with a lawsuit filed in November 2003 in a state court in the State of New York regarding certain telecommunication services, in November of 2004, the Company entered into a definitive settlement agreement in principal under which the Company paid to Abovenet approximately $1.7 million in exchange for Abovenet’s release of all claims against the Company.

In accordance with SFAS 5, “Accounting for Contingencies”, and FIN 14, “Reasonable Estimation of the Amount of a Loss”, the Company had recorded in fiscal 2003 a contingent liability for the amount of the settlement paid.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the condensed consolidated financial statements and related notes as well as the forward looking statements included in this document.

Executive Overview

We operate ArcaEx, the first open, all-electronic stock market in the United States for trading in NYSE-, Nasdaq-, AMEX- and PCX-listed equity securities, exchange-traded funds and other exchange-listed securities. During the nine months ended September 30, 2003 and 2004, our customers executed 207.5 million and 304.4 million transactions in U.S. equity securities through ArcaEx, respectively, representing 82.8 billion and 104.1 billion shares. Our trading platforms and services have been designed to enhance the speed and quality of trade execution for our customers. Our trading platforms provide our customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a large pool of liquidity that is available to our customers internally on ArcaEx and externally through other market centers. We also operate The ArcaEdge®, a broker-dealer sponsored trading platform designed to bring the benefits of ArcaEx—fast electronic execution, transparency and open market access—to the trading of small-cap equity securities.

We earn revenues and generate cash from transaction fees collected in connection with trade execution (whether matched internally or routed out) on ArcaEx. We also generate revenues from fees collected for introducing broker-dealers that are not ETP holders to ArcaEx. In addition, we receive market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers. Through our alliance with PCX, we also collect listing fees from companies and index providers that list on PCX as a trading venue for their equity securities, exchange-traded funds and other structured products. Through our wholly-owned subsidiary, Wave Securities, L.L.C., we offer and derive revenues from fees collected in connection with agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically. Our total revenues grew from $155.2 million in 2001 to $458.3 million in 2003.  Our revenues were $402.6 million in the first nine months of 2004.

Our business is dependent on the liquidity (i.e., the number and range of buy orders and sell orders posted on our system and available to our customers) of the Archipelago system (ArcaEx and its precursor, Archipelago Electronic Communications Network – ECN, which we operated until April 2003). As a result, our most significant cost of generating revenues is the cost of liquidity, which we pay for in one of two ways. First, to enhance the liquidity of our system, we pay a small fee per share (denominated in tenths of a cent per share) to participants, referred to as "liquidity providers," that post buy orders and sell orders on the Archipelago system, when the quote is executed against, or "hit," by liquidity takers purchasing or selling securities internally on our system. Second, as part of our best execution business model, we incur routing charges when the Archipelago system does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on our system. In that case, we will route the customer's order to the external market center that displays the best buy order or sell order. The external market center will charge us a fee per share (denominated in tenths of a cent per share) for routing to its system.

Making liquidity payments and incurring routing charges are part of the costs we incur to generate revenues through increased liquidity on the Archipelago system. We seek to offset these costs by increased trade execution on the Archipelago system. Our cost of liquidity generally fluctuates based on (i) trading volumes and (ii) the per share fee we pay liquidity providers for trades executed internally on ArcaEx or the per share routing charge we pay to external market centers for outbound trades.

We also incur clearance, brokerage and related transaction expenses, which primarily include transaction expenses paid to clearing entities for clearing and settlement, service fees paid per trade to exchanges for trade execution. As the operator of a facility of PCX Equities, we do not incur clearing charges for trades executed on ArcaEx by two independent market participants. As a result, our cost per trade is lower for trades executed internally on ArcaEx. If we route a trade to an external market center, we bear clearing and settlement costs.

In addition to our direct cost of revenues, we incur the following indirect expenses:

•      employee compensation and benefits expenses, which include salaries, incentive compensation and related employee benefits and taxes;

•      depreciation and amortization expenses, which result primarily from the depreciation of the fixed assets we purchase, including computer software and hardware used in the development of our trading systems;

•      communications expenses, which consist primarily of costs for our network connection with our customers and our data centers, as well as connectivity to various other market centers;

•      marketing and promotion expenses, which consist primarily of media, print and other advertising expenses as well as customer marketing expenses;

•      legal and professional expenses, which consist primarily of legal and accounting expenses;

•      occupancy expenses, which consist primarily of rental expenses; and

•      general and administrative expenses, which include travel and entertainment expenses and other administrative expenses and general office costs.

On August 11, 2004 we converted from a limited liability company to a “C” corporation in connection with the consummation of our Initial Public Offering (“IPO”).  Please refer to Note 1 — Organization and Basis of Presentation under the sub-headings “Conversion Transaction” and “Initial Public Offering” for further discussion in our unaudited financial statements.

For financial reporting purposes, our business is divided into two reportable segments: transaction execution services and agency brokerage services. Our transaction execution business includes trade execution on the Archipelago system as well as fees we receive for market data and from issuers with equity securities listed on the Pacific Exchange for trading on ArcaEx. Our trade execution customers are required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP holder in order to trade on ArcaEx. An ETP holder must be a broker-dealer. Our agency brokerage services are provided through Wave Securities, L.L.C., our broker-dealer subsidiary, and consist of order execution services, on an agency basis, for orders received exclusively from institutions involving primarily Nasdaq and listed securities. This segment provides institutions that are not ETP holders or are not sponsored by ETP holders access to all U.S. Nasdaq and exchange-listed securities markets through ArcaEx.

Key Statistical Information

Our revenues and gross margin are directly impacted by trading volumes of U.S. equity securities on the Archipelago system. Our profitability depends to a significant extent on our ability to attract and retain trading volumes, both in absolute terms and relative to other market centers. We derive revenues on both a per-share basis and a per-transaction basis, depending upon the source of revenue. The transaction fees we receive for trade execution and the payments we make to liquidity providers are determined on a per-share basis. Market data fees for exchange-listed securities are determined on a per-transaction basis, and market data fees for Nasdaq-listed securities are determined on a combination of share volume and transaction volume.

The following table presents unaudited key transaction volume information, as well as selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Trading Days	64	64	188	188

Total U.S. market volume (millions of shares)(1)	235,804	220,785	688,489	730,203
Our total U.S. market volume (millions of shares)(1)	31,813	32,793	82,845	104,138

Our share of total U.S. market volume(1)(2)	13.49%	14.85%	12.03%	14.26%
% of handled shares matched internally(3)	9.45%	11.50%	7.83%	10.86%
% of handled shares routed out(3)	4.04%	3.35%	4.20%	3.40%

Total volume of Nasdaq-listed securities (millions of shares)	110,672	99,636	311,971	334,278
Our total volume of Nasdaq-listed securities (millions of shares)	28,370	26,460	74,058	86,326

Our share of total volume of Nasdaq-listed securities(2)	25.63%	26.56%	23.74%	25.82%
% of handled shares matched internally(3)	17.93%	20.31%	15.50%	19.55%
% of handled shares routed out(3)	7.70%	6.25%	8.24%	6.27%

Total volume of NYSE-listed securities (millions of shares)	108,819	104,025	331,707	339,646
Our volume in NYSE-listed securities (millions of shares)	1,179	1,843	3,660	5,547

Our share of total volume of NYSE-listed securities(2)	1.08%	1.77%	1.10%	1.63%
% of handled shares matched internally(3)	0.55%	1.22%	0.49%	1.04%
% of handled shares routed out(3)	0.53%	0.55%	0.61%	0.59%

Total volume of AMEX-listed securities (millions of shares)	16,313	17,124	44,811	56,279
Our volume in AMEX-listed securities (millions of shares)	2,264	4,490	5,128	12,265

Our share of total volume of AMEX-listed securities(2)	13.88%	26.22%	11.44%	21.79%
% of handled shares matched internally(3)	11.30%	22.74%	8.74%	18.53%
% of handled shares routed out(3)	2.58%	3.48%	2.70%	3.26%

Our ETF volume (millions of shares)	1,969	4,190	4,380	11,019

Our U.S. equity transaction volume (thousands of transactions)	82,282	103,543	207,516	304,374

Our average U.S. equity transaction size (shares per transaction)	387	317	399	342
Our average U.S. equity transactions per day (thousands of transactions)	1,286	1,618	1,104	1,619

Our average transaction-related revenue (per share)(4)	$0.0036	$0.0034	$0.0037	$0.0035
Our average transaction-related cost of revenue (per share)(5)	$0.0022	$0.0021	$0.0024	$0.0021
Our average transaction-related gross margin (per share)(6)	$0.0014	$0.0013	$0.0013	$0.0014

% of customer order volume matched internally(7)	82.2%	87.1%	78.4%	86.3%
% of customer order volume routed out(7)	17.8%	12.9%	21.6%	13.7%

(1)          U.S. market volume is calculated based on the number of shares of equity securities traded on the NYSE, AMEX and Nasdaq, including exchange-traded funds, as reported in the consolidated tape. The “consolidated tape” is the system that continuously provides the last sale price and volume of securities transactions in listed securities to the public.

(2)          Our market share is calculated based on the number of shares handled on the Archipelago system as a percentage of total volume.

(3)          Represents our share of the total volume of such securities handled on ArcaEx that was either matched internally on ArcaEx or routed out to an external market center.

(4)          The per share amount is calculated based on our total revenues derived from transaction fees of $116.0 million and $112.7 million for the three months ended September 30, 2003 and 2004, respectively, and $307.3 million and $363.8 million for the nine months ended September 30, 2003 and 2004, respectively, and our total U.S. market volume for the relevant period.

(5)          The per share amount is calculated based on our cost of revenues derived from transaction fees, which consist of routing charges and liquidity payments, of $71.5 million and $67.8 million for the three months ended September 30, 2003 and 2004, respectively, and $194.7 million and $217.8 million for the nine months ended September 30, 2003 and 2004, respectively, and our total U.S. market volume for the relevant period. The cost of revenue from transaction fees used in the per share computation does not include clearance, brokerage and other transaction expenses.

(6)          The per share amount is calculated based on our net revenues received from transaction fees, and our total U.S. market volume for the relevant period.

(7)          The percentage of customer order volume matched internally is calculated by dividing the volume of customer orders executed within our internal liquidity pool (including the volume of both buy orders and sell orders) by the total volume of customer orders (again including the volume of both buy orders and sell orders when such orders are matched internally). The percentage of customer orders routed out is calculated by dividing the volume of customer orders routed to other market centers by the total volume of customer orders.

For purposes of calculating our volume, we include all shares that are “handled” on the Archipelago system. Handled shares include both shares that are bought or sold within our internal liquidity pool and shares that are routed to external markets for execution. We count every transaction handled by the Archipelago system exactly once; we do not count both sides of any transaction. For example, if a customer’s 10,000 share buy order is matched with another customer’s 10,000 share sell order in our internal liquidity pool, our handled volume will be 10,000 shares. As another example, if one of our customers sends us an order to buy 10,000 shares and the best price for that order is displayed at another market center, we will route that order to the other market center for execution. The other market center will report a 10,000 share transaction in the consolidated tape, and our handled volume will be 10,000 shares. As a result, the 10,000 shares we report as handled by us in this example are also handled by the external market center.

In computing the percentage of customer order volume matched internally and the percentage of customer order volume routed out, we calculate the percentage based on the volume of individual customer orders, not the volume of matched trades (i.e., only counting one side of a matched transaction). For example, we calculate two customer orders matched internally on our system as two customer orders matched internally, and we include the volume of both the buy order and the sell order in computing our percentages of customer order volume matched internally and routed out. We calculate one customer order routed to an external market center (which will be matched with an order at that other market center) as one outbound trade or one customer order. We calculate one customer order routed to us from an external market center and matched with an order on our system as one inbound trade or one customer order.

Transactions in Nasdaq and exchange-listed securities are reported in the consolidated tape, a high-speed system that continuously provides last sale price and volume in listed securities. Our handled volume is higher than our volume reported to the centralized aggregators for inclusion in the consolidated tape for two reasons. First, we do not report trades routed to another market center to the centralized aggregators of this data. Instead, the destination market center reports these trades. For example, if a customer’s 10,000 share buy order is routed to another market center for execution, our handled volume will be 10,000 shares, but we will not report the trade.

Second, our handled volume includes odd lot transactions, generally defined as trades of fewer than 100 shares, which, by rule, we do not report to the centralized aggregators for inclusion in the consolidated tape. For example, if one of our customers buys 50 shares, our handled volume will be 50 shares but we will not report this trade.

For purposes of calculating our market share, we use the volume of shares that are handled on the Archipelago system (as described above) as the numerator, and the aggregate volume of shares reported by all securities exchanges and associations in the consolidated tape as the denominator. Our market share may be expressed as:

Number of shares handled on the Archipelago system

Overall market volume as reported in the consolidated tape

As an alternative method of calculating market share, we could include in the numerator of the above formula only transactions that we report in the consolidated tape. This would exclude shares routed to other market centers and odd-lot transactions from our market share calculation.

For purposes of calculating the percentage of handled shares matched internally or routed out, we count all shares that are “handled” on the Archipelago system as described above. We count every transaction handled by the Archipelago system exactly once; we do not count both sides of any transaction. Therefore, if five trades are executed on ArcaEx for 10,000 shares each, three of which are routed out, we will have handled 50,000 shares and our percentage of that share volume matched internally would be 40% and routed out would be 60%.

Alternatively, for the purpose of calculating the percentage of customer order volume matched internally or routed out, we count each customer order exactly once. If two customers’ orders are matched within our internal liquidity pool, we count the volume of both the buy order and the matched sell order. On the other hand, if a customer’s order is routed to another market center and matched with an order posted at that other market center, we count only the volume of the order routed out.

Results of Operations

Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended September 30,				Percentage of Revenues
			Amount	Percentage
	2003	2004	Change	Change	2003	2004
	(In millions)
Revenues
Transaction fees	$116.0	$112.7	$(3.3)	(2.8)%	91.4%	88.6%
Market data fees	10.9	14.3	3.4	31.2%	8.6%	11.3%
Listing fees	—	0.1	0.1	100.0%	—%	0.1%
Total revenues	126.9	127.1	0.2	0.2%	100.0%	100.0%

Cost of Revenues
Liquidity payments	42.8	47.5	(4.7)	(11.0)%	33.7%	37.3%
Routing charges	28.7	20.3	8.4	29.3%	22.6%	16.0%
Clearance, brokerage and other transaction expenses	16.0	8.9	7.1	44.4%	12.6%	7.0%
Total cost of revenues	87.5	76.7	10.8	12.3%	68.9%	60.3%

Gross margin	39.4	50.4	11.0	27.9%	31.1%	39.7%

Indirect expenses
Employee compensation and benefits	10.0	10.6	(0.6)	(6.0)%	7.9%	8.3%
Depreciation and amortization	10.0	5.0	5.0	50.0%	7.9%	3.9%
Communications	4.9	5.1	(0.2)	(4.1)%	3.9%	4.0%
Marketing and promotion	2.4	7.8	(5.4)	(225.0)%	1.9%	6.1%
Legal and professional	1.4	2.7	(1.3)	(92.9)%	1.1%	2.1%
Occupancy	1.0	1.2	(0.2)	(20.0)%	0.8%	0.9%
General and administrative	3.5	3.2	0.3	8.6%	2.8%	2.5%
Total indirect expenses	33.2	35.6	(2.4)	(7.2)%	26.3%	27.8%

Operating income	6.2	14.8	8.6	138.7%	4.9%	11.6%
Interest and other, net	0.3	1.0	0.7	233.3%	0.2%	0.8%
Income before income tax benefit	6.5	15.8	9.3	143.1%	5.1%	12.4%
Income tax benefit	—	(1.3)	1.3	100.0%	—%	(1.0)%
Net income	6.5	17.1	10.6	163.1%	5.1%	13.4%
Deemed dividend on convertible preferred shares	—	(9.6)	(9.6)	(100.0)%	—%	(7.6)%
Net income attributable to common stockholders	$6.5	$7.5	$1.0	15.4%	5.1%	5.8%

Highlights

Our income before taxes increased to $15.8 million for the three months ended September 30, 2004, a $9.3 million improvement over the comparable period in 2003.  Our improved results of operations for the period reflect the following principal trends:

•      While total U.S. market volumes declined 6.4% from 235.8 billion shares traded to 220.8 billion shares traded, our total volume traded increased 3.1% from 31.8 billion shares to 32.8 billion shares, resulting in our share of the total U.S. market volume increasing from 13.5% to 14.9%.

•      Increased the percentage of customer orders matched internally from 82.2% to 87.1% and reduced the percentage routed to other market centers, resulting in a change in the amount and mix of our cost of revenues:

•      liquidity payments increased to $47.5 million, or 37.3% of total revenues, from $42.8 million, or 33.7% of total revenues;

•      routing charges declined to $20.3 million, or 16.0% of total revenues, from $28.7 million, or 22.6% of total revenues;

•      clearance, brokerage, and other transaction expenses declined to $8.9 million, or 7.0% of total revenues, from $16.0 million, or 12.6% of total revenues; and

•      gross margin improved by $11.0 million or 27.9%, and represented 39.7% of total revenues for the three months ended September 30, 2004, as compared to 31.1% for the same period a year earlier.

•      Increased the market data fees we earned by generating higher trading volumes and a higher percentage of customer shares matched internally.

•      Substantially reduced clearing costs per trade as a result of both our renegotiation of existing clearing agreements and the transition to self-clearing transactions effected by non-ETP broker-dealers accessing ArcaEx through our subsidiary, Archipelago Trading Services, Inc.

Total U.S. market volumes declined to 220.8 billion shares for the three months ended September 30, 2004 from 235.8 billion shares for the three months ended September 30, 2003, a decline of 6.4%.  Despite the decline in overall trading volumes, our total volume traded increased to 32.8 billion shares from 31.8 billion shares in the same periods, respectively, representing an increase of 3.1%.  Our ability to increase our trading volumes in a declining-volume environment enabled us to increase our share of the total U.S. market trading volume to 14.9% for the three months ended September 30, 2004 from 13.5% in the same period a year ago.  Our share of the trading of Nasdaq-listed shares increased to 26.6% from 25.6%; our share of the trading of NYSE-listed shares increased to 1.8% from 1.1%; and our share of the trading of Amex-listed shares increased to 26.2% from 13.9%.  Our increased volume and market share contributed to an increase in revenue to $127.1 million for the three months ended September 30, 2004 from $126.9 million for the three months ended September 30, 2003.

As a result of increased liquidity posted on ArcaEx, we were able to increase our percentage of customer share volume matched internally to 87.1% for the three months ended September 30, 2004 from 82.2% for the comparable period in 2003.  This change in trading behavior contributed to the improvement in our gross margin to $50.4 million, or 39.7% of our total revenues for the three months ended September 30, 2004, from $39.4 million, or 31.1% of our total revenues for the three months ended September 30, 2003.  For the three months ended September 30, 2004, the increased volumes and internal matches resulted in a significant change in the amount and mix of our cost of revenues and the resulting gross margin as compared to the three months ended September 30, 2003.

Revenues

Our total revenues increased $0.2 million, or 0.2%, to $127.1 million for the three months ended September 30, 2004, from $126.9 million for the comparable period in 2003. The small increase in revenues was driven by:

•      a $3.4 million, or 31.2% increase in market data fees reflecting the increase in our share of the total U.S. market volume from 13.5% to 14.9% and an increase in customer orders matched internally from 82.2% to 87.1%;

partially offset by

•      a $3.3 million, or 2.8% decrease in transaction fees, the result of an increase in the percentage of customer orders matched internally.

Market data fees increased to $14.3 million for the three months ended September 30, 2004 from $10.9 million for the three months ended September 30, 2003.  The increase in market data fees was primarily driven by our increased transaction volume in Amex-listed shares, mainly ETF’s.  Market data fees derived from trading Amex-listed securities increased to $6.1 million from $3.7 million; market data fees derived from trading Nasdaq-listed securities increased to $7.7 million from $7.0 million; and market data fees derived from trading NYSE-listed securities increased to $0.5 million from $0.2 million.

Transaction fees decreased to $112.7 million for the three months ended September 30, 2004 from $116.0 million for the three months ended September 30, 2003 reflecting an increase in the percentage of customer orders matched internally and a corresponding decrease in the percentage of customer orders routed to other market centers.

Our agency brokerage services segment contributed $12.1 million, or 9.5%, to our total revenues for the three months ended September 30, 2004, compared to $13.0 million, or 10.2%, for the three months ended September 30, 2003.  The absolute decrease in agency brokerage revenues was due primarily to lower volumes for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.   Total volume and average rate charged for this segment for the three months ended September 30, 2004 was approximately 0.8 billion shares and $0.015 per share (inclusive of soft dollar arrangements).  Total volume and average rate charged for the three months ended September 30, 2003 was approximately 0.9 billion shares and $0.014 per share (inclusive of soft dollar arrangements).  The decline in agency brokerage revenues as a percentage of our total revenues is due to relatively stronger growth within our core transaction execution service segment.

Cost of Revenues

Our total cost of revenues declined $10.8 million, or 12.3%, to $76.7 million for the three months ended September 30, 2004 from $87.5 million for the three months ended September 30, 2003.  The decline is significant considering that our trading volume was 3.1% higher in the third quarter 2004 than in the same quarter last year.  As a percentage of total revenues, our cost of revenues declined to 60.3% from 68.9%.  The composition of our cost of revenues changed significantly.  Notably, liquidity payments increased $4.7 million, or 11.0%, offset by an $8.4 million, or 29.3% decrease in routing charges, and a $7.1 million, or 44.4% decrease in clearance, brokerage and other expenses.

Our increased liquidity payments primarily reflect an increase in the percentage of customer order volume matched internally on ArcaEx and, to a lesser extent, the larger transaction volumes we achieved in the third quarter 2004 compared to the third quarter 2003.  The percentage of customer order volume routed out to other markets for execution decreased to 12.9% for the three months ended September 30, 2004 from 17.8% for the comparable 2003 period due to increased internal liquidity on the ArcaEx trading platform.  This shift in trading behavior contributed to the decline in routing charges we incurred.  In addition, in May of 2004 we became an Electronic Access Member of the NYSE which also helped drive our routing costs lower as it reduced our usage of third party access providers.

Clearing, brokerage and other transaction expenses decreased due to reduced clearing costs per trade that became effective in November 2003.  In addition, the number of trades subject to clearing costs was reduced relative to our total number of trades as a result of an increase in the percentage of customer order volume matched internally.  Finally, effective August 2004, we began self-clearing trades effected by non-ETP broker-dealers accessing ArcaEx through our wholly-owned subsidiary, Archipelago Trading Services, Inc.

Our agency brokerage services segment accounted for $6.8 million, or 8.9% of our total cost of revenues for the three months ended September 30, 2004, compared to $6.5 million, or 7.4%, for the three months ended September 30, 2003.  Total volume for this segment for the three months ended September 30, 2004 was approximately 0.8 billion shares, compared to 0.9 billion shares for the three months ended September 30,

2003.   The increase in agency brokerage expenses as a percentage of our total cost of revenues is primarily due to increased soft dollar expenditures.

Gross Margin

Gross margin increased to $50.4 million for the third quarter of 2004 from $39.4 million for the third quarter of 2003, representing an increase of $11.0 million, or 27.9%.  As a percentage of total revenues, gross margin increased to 39.7% from 31.1% during the same period.  The improvement in gross margin was driven in part by an increase in market data revenues as a percentage of total revenues to 11.3% for the three months ended September 30, 2004 from 8.6% for the comparable period in 2003.  In addition, our gross margin improved due to the reduction in clearing costs we achieved in both absolute and relative terms.  Clearing, brokerage and other expenses as percentage of total revenues decreased to 7.0% for the three months ended September 30, 2004 from 12.6% for the comparable period in 2003.   Finally, our combined liquidity and routing expenses declined to 53.3% of total revenues from 56.3% of total revenues for the three months ended September 30, 2004 and September 30, 2003, respectively.

Indirect Expenses

Total indirect expenses increased $2.4 million, or 7.2%, to $35.6 million for the three months ended September 30, 2004 from $33.2 million for the three months ended September 30, 2003.  The increase was primarily due to the following:

•      a $5.4 million increase in marketing and promotion expenses attributable to our brand recognition advertising campaign launched in September 2004; and

•      a $1.3 million increase in legal and professional fees;

partially offset by

•      a $5.0 million decrease in depreciation and amortization expense.

In June 2003, we determined that certain software and computer equipment would be retired by March 2004 and, therefore, we accelerated depreciation on these assets starting July 1, 2003.  During the three months ended September 30, 2003 we recorded $4.6 million of accelerated depreciation on these assets.

Interest and Other

For the three months ended September 30, 2004, interest and other income was $1.0 million compared to $0.3 million for the same period in 2003.  The increase was primarily due to increased average cash and cash equivalent balances and to a lesser extent increased interest rates.

Income Tax Benefit

For the income earned from the date of our conversion to a Delaware corporation through September 30, 2004, we provided for income taxes based on a 41.5% blended tax rate. Prior to August 12, 2004, all Federal and State income taxes were paid by the members of Holdings LLC. Upon our conversion from a limited liability company to a “C” Corporation, we recognized a $3.5 million net deferred tax asset corresponding to our net deferred tax position as of the conversion date. The corresponding deferred tax benefit lowered our effective tax rate for the three months ended September 30, 2004. Since we were not a taxpayer prior to August 12, 2004 and due to the one-time deferred tax benefit, our income tax provision for the three months ended September 30, 2004 resulted in a $1.3 million benefit.

Deemed Dividend on Convertible Preferred Shares

Upon the conversion of redeemable preferred shares into common shares as part of our IPO, we issued approximately 717,000 additional shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares is a deemed dividend on convertible preferred shares, which is reported after net income to reach net income attributable to common stockholders.

Net Income Attributable to Common Stockholders

As a result of the foregoing, we reported net income attributable to common stockholders of $7.5 million for the three months ended September 30, 2004, representing a $1.0 million improvement from the $6.5 million we reported for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

The following table sets forth our consolidated statements of operations data for the periods presented:

	Nine months ended September 30,		Amount Change	Percentage Change	Percentage of Revenues
	2003	2004			2003		2004
	(In millions)
Revenues
Transaction fees	$307.3	$363.8	$56.5	18.4%	94.0%		90.3%
Market data fees	19.3	38.5	19.2	99.5%	5.9%		9.6%
Listing fees	0.4	0.3	(0.1)	(25.0)%	0.1%		0.1%
Total revenues	327.0	402.6	75.6	23.1%	100.0%		100.0%

Cost of Revenues
Liquidity payments	104.2	149.0	(44.8)	(43.0)%	31.9%		37.0%
Routing charges	90.5	68.8	21.7	24.0%	27.7%		17.1%
Clearance, brokerage and other transaction expenses	52.9	32.3	20.6	38.9%	16.2%		8.0%
Total cost of revenues	247.6	250.1	(2.5)	(1.0)%	75.8%		62.1%

Gross margin	79.4	152.5	73.1	92.1%	24.2%		37.9%

Indirect expenses
Employee compensation and benefits	29.2	31.8	(2.6)	(8.9)%	8.9%		7.9%
Depreciation and amortization	19.5	21.2	(1.7)	(8.7)%	6.0%		5.3%
Communications	16.5	14.2	2.3	13.9%	5.0%		3.5%
Marketing and promotion	5.5	12.3	(6.8)	(123.6)%	1.7%		3.1%
Legal and professional	6.9	8.6	(1.7)	(24.6)%	2.1%		2.1%
Occupancy	3.1	3.2	(0.1)	(3.2)%	0.9%		0.8%
General and administrative	9.6	7.8	1.8	18.8%	2.9%		1.9%
Total indirect expenses	90.3	99.1	(8.8)	(9.7)%	27.5%		24.6%

Operating income (loss)	(10.9)	53.4	64.3	589.9%	(3.3)%		13.3%
Interest and other, net	0.4	1.7	1.3	325.0%	0.1%		0.4%
Income (loss) before income tax benefit	(10.5)	55.1	65.6	624.8%	(3.2)%		13.7%
Income tax benefit	—	(1.3)	1.3	100.0%	—%		(0.3)%
Net income (loss)	(10.5)	56.4	66.9	637.1%	(3.2	) %	14.0%
Deemed dividend on convertible preferred shares	—	(9.6)	(9.6)	(100.0)%	—%		(2.4)%
Net income (loss) attributable to common stockholders	$(10.5)	$46.8	$57.3	545.7%	(3.2)%		16.4%

Highlights

Our income before taxes increased to $55.1 million for the nine months ended September 30, 2004, a $65.6 million improvement compared to the nine months ended September 30, 2003.  Our improved results of operations for the period reflect the following principal trends:

•      While total U.S. market volumes increased 6.1% to 730.2 billion shares traded, our total volume traded increased 25.7% to 104.1 billion shares, resulting in our share of the total U.S. market volume increasing to 14.3%.

•      Increased the percentage of customer orders matched internally from 78.4% to 86.3% and reduced the percentage routed to other market centers, resulting in a change in the amount and mix of our cost of revenues:

•      liquidity payments increased to $149.0 million, or 37.0% of total revenues, from $104.2 million, or 31.9% of total revenues;

•      routing charges declined to $68.8 million, or 17.1% of total revenues, from $90.5 million, or 27.7% of total revenues;

•      clearance, brokerage, and other transaction expenses declined to $32.3 million, or 8.0% of total revenues, from $52.9 million, or 16.2% of total revenues; and

•      gross margin improved by $73.1 million, or 92.1%, and represented 37.9% of total revenues for the nine months ended September 30, 2004, as compared to 24.2% for the same period a year earlier.

•      Realized the full benefits of operating as ArcaEx as a facility of PCX Equities rather than an ECN or alternative trading system effective April 11, 2003, including increased market data revenues and reduced clearing costs.

•      Reduced clearing costs per trade as a result of both the renegotiation of existing clearing agreements and the transition to self-clearing transactions effected by non-ETP broker-dealers accessing ArcaEx through our subsidiary, Archipelago Trading Services, Inc.

Total U.S. market volumes in Nasdaq-, NYSE-, and AMEX-listed securities improved moderately to 730.2 billion shares for the nine months ended September 30, 2004 from 688.5 billion shares for the nine months ended September 30, 2003, representing an increase of 6.1%.  Our total U.S. market volume increased by 21.3 billion to 104.1 billion shares for the nine months ended September 30, 2004 from 82.8 billion shares for the comparable period in 2003, representing an increase of 25.7%.  For the nine months ended September 30, 2004, we handled 25.8%, 1.6%, and 21.8% of the total trading volume in Nasdaq-, NYSE-, and AMEX-listed securities, respectively.  This compares with 23.7%, 1.1%, and 11.4% for the same period in 2003.  The growth in our trading volume of AMEX-listed securities was driven by our volume growth in exchange-traded funds.

Revenues

Our total revenues increased $75.6 million, or 23.1%, to $402.6 million for the nine months ended September 30, 2004 from $327.0 million for the comparable period in 2003.  Revenue growth was driven by:

•      a $56.5 million, or 18.4%, increase in transaction fees, reflecting both industry-wide volume growth and expanded market share, and

•      a $19.2 million, or 99.5%, increase in market data fees, reflecting primarily our transition to the ArcaEx platform in April 2003, and to a lesser extent increased trading volume, and an increase in customer orders matched internally.

Transaction fee revenue increased 18.4% to $363.8 million for the nine months ended September 30, 2004 from $307.3 million for the nine months ended September 30, 2003.  The increase was driven by the 25.7% increase we experienced in transaction volumes and was partially offset by the increase in the percentage of customer shares matched internally.

Market data fees increased to $38.5 million for the nine months ended September 30, 2004 from $19.3 million for the nine months ended September 30, 2003.  Market data fees derived from trading Nasdaq-listed securities increased by $10.3 million to $22.4 million for the nine months ended September 30, 2004 compared to $12.1 million for the comparable period in 2003.  The remaining increases in market data fees were derived from trading Amex-listed securities which increased to $14.7 million from $6.8 million and from trading NYSE-listed securities which increased to $1.4 million from $0.3 million.  During the nine months ended September 30, 2004, we benefited fully from the improved economics of operating ArcaEx as a facility of PCX Equities, which became fully transitioned for Nasdaq-listed securities in April 2003.  As a facility of PCX Equities, we derive market data fees in transactions executed on ArcaEx that we did not receive when these transactions occurred on our ECN.

Revenues from listing fees decreased to $0.3 million for the nine months ended September 30, 2004 from $0.4 million for the comparable period in 2003.

Our agency brokerage services segment contributed $40.3 million, or 10.0%, to our total revenues for the nine months ended September 30, 2004, compared to $35.6 million, or 10.9%, for the comparable period last year.  The increase in agency brokerage revenues was due to both increased transaction volume and a higher average rate charged per share for the nine months ended September 30, 2004 compared to the same period last year.  Total volume increased to 2.69 billion shares from 2.64 billion shares and the average rate charged per share, inclusive of soft dollar arrangements, increased from $.013 per share to $.015 per share.  The decline in agency brokerage revenues as a percentage of our total revenues is due to relatively stronger growth within our core transaction execution services segment.

Cost of Revenues

Our total cost of revenues increased by $2.5 million, or 1.0%, to $250.1 million for the nine months ended September 30, 2004 from $247.6 million for the comparable period a year earlier.  As a percentage of total revenues, our cost of revenues declined to 62.1% from 75.8% for the comparable periods.  The composition of our cost of revenues changed significantly primarily as a result of our increased internal match rate.  Notably, liquidity payments increased while routing charges and clearance, brokerage and other expenses declined.

Liquidity payments increased by $44.8 million, or 43.0%, to $149.0 million for the nine months ended September 30, 2004 from $104.2 million for the nine months ended September 30, 2003.  Our increased liquidity payments primarily reflect an increase in the percentage of customer order volume matched internally on ArcaEx and, to a lesser extent, the larger transaction volumes we achieved in the nine months ended September 30, 2004 compared to the same period last year.

The percentage of customer order volume routed out to other markets for execution decreased to 13.7% for the nine months ended September 30, 2004 from 21.6% for the comparable period in 2003.  This shift in trading behavior resulted in the decline in routing charges of $21.7 million, or 24.0%, to $68.8 million for the nine months ended September 30, 2004 from $90.5 million for the comparable period last year.

Clearing, brokerage and other transaction expenses declined $20.6 million, or 38.9%, to $32.3 million for the nine months ended September 30, 2004 from $52.9 million for the nine months ended September 30, 2003.  This was the result of reduced clearing costs per trade that became effective in November 2003, the migration of trading from the Archipelago ECN to ArcaEx as a facility of PCX Equities (as a result of which we did not incur clearing charges for trades executed internally), and a reduction in the relative number of trades subject to clearing costs due to the lower percentage of orders routed out.

Clearing, brokerage and other transaction expenses for the nine months ended September 30, 2003 included $4.5 million in costs related to fees charged by Spear, Leeds & Kellogg L.P., a subsidiary of The Goldman Sachs Group, Inc., under our service bureau agreement with them for development, operation, management and support services provided to the REDIBook ECN in connection with the integration of the REDIBook ECN into the Archipelago system.  We did not incur these charges in 2004 due to the migration of trading of Nasdaq-listed securities from the Archipelago ECN to ArcaEx in April 2003.

Our agency brokerage services segment accounted for $24.2 million, or 9.7%, of our total cost of revenues for the nine months September 30, 2004, compared to $16.2 million, or 6.5%, for the comparable period in 2003.  The increase relative to our consolidated cost of revenues was driven by a lower cost of revenues relative to total revenues in our core transaction services segment and increased soft dollar expenditures at our agency brokerage services segment.

Gross Margin

Gross margin increased $73.1 million, or 92.1%, to $152.5 million for the nine months ended September 30, 2004 from $79.4 million for the comparable period in 2003.  Our gross margin percentage increased to 37.9% from 24.2%.  The improved in gross margin was primarily the result of reduced clearance, brokerage, and other expenses.  These costs declined by $20.6 million not withstanding the fact that transaction volumes increased 25.7%.  The increase in market data revenues to 9.6% of total revenues for the nine months ended September 30, 2004 from 5.9% for the comparable period in 2003 also contributed to our gross margin improvement.  Our combined liquidity and routing expenses declined as a percentage of our total revenues to 54.1% from 59.6%.

Indirect Expenses

Total indirect expenses increased $8.8 million, or 9.7%, to $99.1 million for the nine months ended September 30, 2004 from $90.3 million for the nine months ended September 30, 2003.  The increase was primarily due to the following:

•      a $6.8 million increase in marketing and promotion expenses primarily attributable to our brand recognition advertising campaign launched in September 2004,

•      a $2.6 million increase in employee compensation and benefits as a result of increased staffing, and

•      a $1.7 million increase in legal and professional costs,

partially offset by

•      a $2.3 million decrease in communication expenses chiefly associated with a reduction in customer connection costs, and

•      a $1.7 million decrease in general and administrative expenses due primarily to reduced computer lease expenses.

Interest and Other

Interest and other items increased to $1.7 million for the nine months ended September 30, 2004 from $0.4 million for the same period in 2003.  The increase was due to increased average cash and cash equivalent balances and to a lesser extent increase interest rates.

Income Tax Benefit

For the income earned from the date of our conversion to a Delaware corporation through September 30, 2004, we provided for income taxes based on a 41.5% blended tax rate. Prior to August 12, 2004, all Federal and State income taxes were paid by the members of Holdings LLC. Upon our conversion from a limited liability company to a “C” Corporation, we recognized a $3.5 million net deferred tax asset corresponding to our net deferred tax position as of the conversion date. The corresponding deferred tax benefit lowered our effective tax rate for the nine months ended September 30, 2004. Since we were not a taxpayer prior to August 12, 2004 and due to the one-time deferred tax benefit, our income tax provision for the nine months ended September 30, 2004 resulted in a $1.3 million benefit.

Deemed Dividend on Convertible Preferred Shares

Upon the conversion of redeemable preferred shares into common shares as part of our IPO, we issued approximately 717,000 additional shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares is a deemed dividend on convertible preferred shares, which is reported after net income to reach net income attributable to common stockholders.

Net Income (Loss) Attributable to Common Stockholders

As a result of the foregoing, we reported net income attributable to common stockholders of $46.8 million for the nine months ended September 30, 2004, representing a $57.4 million improvement from the $(10.6) million loss we reported for the nine months ended September 30, 2003.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash provided by operations and proceeds generated from the sale of our common equity and preferred shares.  On August 19, 2004, we completed the sale of 6,325,000 shares of common stock at $11.50 per share in our IPO, for which we received net proceeds of $67.6 million.  We incurred approximately $6.8 million in expenses related to our IPO.  Certain former members of Holdings LLC sold another 6,325,000 million shares to the public, for which we received no proceeds.  We intend to use the net proceeds from our IPO for general corporate purposes, including providing additional funds for our operations and to expand and diversify our products and service offerings, although we have not yet determined a specific use.

Our principal liquidity requirements are for working capital, capital expenditures and general corporate purposes. Our capital expenditures have historically related primarily to developing our trading platforms, which included investments in software development and hardware, as well as building our data centers. We estimate that our capital expenditures for 2004 will be approximately $22.0 million for continued development of our trading platforms, the development of new products and services, including market data products, and the relocation of our data center currently located in New York, New York. For the nine months ended September 30, 2004, capital expenditures amounted to $19.4 million.

At September 30, 2004, we had cash and cash equivalents of $172.9 million, an increase of $61.1 million as compared to December 31, 2003.  As of September 30, 2004 and December 31, 2003, cash and cash equivalents included Section 31 fees (which consist of transaction fees collected from customers on sales of certain securities transacted on our trading platform and subsequently remitted to the SEC) of $6.1 million and $34.6 million, respectively. During the nine months ended September 30, 2004, we provided cash of $50.4 million from our operating activities, consisting of net income of $56.4 million partially offset by the $6.0 million net effect of non cash items and working capital management. We used $19.4 million in investing activities to purchase fixed assets and develop software. Also, we provided cash of $30.1 million from financing activities consisting of the $67.6 million net proceeds from our IPO, partially offset by (i) $6.8 million of direct costs related to the IPO, (ii) a $24.6 million cash distribution to our former members of Holdings LLC, and (iii) repayment of a note and principal payments under capital lease obligations of $6.1 million in the aggregate.

We believe that cash flows from operating activities, together with net proceeds from our IPO, should be sufficient for us to fund our current operations for at least the next twelve months. We believe that the net proceeds from our IPO strengthened our balance sheet and provide us with available cash to pursue our business strategy of expanding our business by increasing our market share, developing new products and services and pursuing acquisitions and strategic alliances. To the extent we require additional capital to fund our working capital or capital expenditures, we may borrow under a credit facility entered into in October 2003 by our subsidiary, Archipelago Exchange, L.L.C., with J.P. Morgan Chase Bank. Under this facility, trade receivables of Archipelago Exchange, L.L.C. will be pledged as collateral in connection with any future borrowing. No amounts have been drawn under the credit facility and the full $20.0 million remains available for borrowing. If this proves insufficient, we intend to seek additional financing in the credit or capital markets, although we may be unsuccessful in obtaining additional financing on acceptable terms or at all.

Our broker-dealer subsidiaries are subject to regulatory requirements intended to ensure their respective general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. These regulations, which differ in the United States, the United Kingdom and Canada—the three countries in which our broker-dealer subsidiaries do business—generally prohibit a broker-dealer subsidiary from repaying borrowings from us or our affiliates, paying cash dividends, making loans to us or our affiliates or otherwise entering into transactions that would result in a significant reduction in its regulatory net capital position without prior notification or approval of its principal regulator.  Our capital structure is designed to provide each of our subsidiaries with capital and liquidity consistent with its business and regulatory requirements.

Summary Disclosures about Contractual Obligations and Off-Balance Sheet Arrangements

The following table reflects a summary of our contractual cash obligations and other commercial commitments at November 5, 2004:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$28,862	$2,976	$6,464	$5,684	$13,738
Purchase obligations	5,570	5,070	500	—	—
Capital leases	2,043	2,043	—	—	—
Total	$36,475	$10,089	$6,964	$5,684	$13,738

In November 2004, we entered into an agreement to lease approximately 24,000 square feet of office space in New York with aggregate lease payments in the amount of $12.7 million.

Off-Balance Sheet Arrangements

In November 2004, pursuant to a lease agreement, we applied for a $1.2 million irrevocable standby letter of credit, which has periodic reductions to the amount required to be maintained until expiration in July 2015.  In connection with this letter of credit, we entered into a compensating balance agreement with our bank for one and one-half times the amount of the letter of credit.

In June 2004, pursuant to a lease agreement, we applied for a $350,000 irrevocable standby letter of credit, which expires on March 31, 2005.

The respective beneficiaries of these letters of credit are the landlords of certain office space leased by us in New York and Chicago.

Critical Accounting Policies

In addition to previously disclosed critical accounting policies (see “Critical Accounting Policies” in our Final Prospectus filed with the SEC on August 12, 2004), management has determined that the following represented a new critical estimate:

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have a material impact on our financial position or results of operations.

Seasonality

Our business experiences seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

We do not have material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. Furthermore, we have not entered into any derivative contracts to mitigate such risks. In addition, as the operator of an exchange facility and as an agency broker, we do not trade securities for our own account or maintain inventories of securities for sale, and therefore are not subject to equity price risk.

We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiaries, Archipelago Securities, L.L.C. and Wave Securities, L.L.C., may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services we provide our customers. While we are not exposed to counterparty risk for trades executed on ArcaEx (which are cleared through the National Securities Clearing Corporation), we are exposed to counterparty risk in connection with trades executed by our outbound routing broker-dealer and our agency brokerage broker-dealer.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – Other Information

Item 1. Legal Proceedings

Matters Relating to Our Company

The following is a description of developments with regard to litigation matters relating to our Company that were previously reported in our final Prospectus dated August 12, 2004.

Nasdaq Litigation. In October 2003, Nasdaq filed a complaint against our Company and the Pacific Exchange in New York federal district court alleging that we have improperly used the “Nasdaq” and “QQQ” trademarks in our advertising activities without entering into a license agreement to do so. Nasdaq has alleged that, among other things, we have violated federal and common law and unfair competition laws, and have misappropriated intellectual property. Nasdaq seeks to recover damages and profits relating to the use of the symbol “QQQ,” including our use of “QQQ” in advertising, and to preliminarily and permanently enjoin us from trading the QQQ product and any other proprietary financial product of Nasdaq without a license from Nasdaq.

On September 15, 2004, Judge Denise Cote of the Southern District issued an order granting our motion to dismiss Nasdaq’s common-law claims and ruled that ArcaEx has the right to facilitate trading of the Nasdaq-100 Tracking stock, QQQ; and, that Nasdaq had no rights in the QQQ that would permit Nasdaq to restrict trading by ArcaEx through imposing a licensing regime. In her order Judge Cote also denied Archipelago’s motion to dismiss Nasdaq’s Lanham Act claim against Archipelago’s advertisements, although she stated that the claim “appear[s] weak.” We filed an answer in response to Nasdaq’s remaining Lanham Act claim on October 6, 2004.

Lozman Litigation.    With respect to an August 1999 civil action filed by Fane Lozman and Blue Water Partners, Inc. in the Circuit Court of Cook County, Illinois against, among others, Archipelago Holdings, L.L.C. (the predecessor to the Company), Archipelago, L.L.C., and Mr. Putnam (the Chairman, CEO and a Director of the Company), on April 7, 2004, the Circuit Court denied the plaintiffs’ motion to reinstate the two Archipelago defendants as parties to the litigation and vacate a March 20, 2000 order. The plaintiffs have not yet taken an appeal from this decision. The plaintiff’s claims with respect to the remaining defendants, including Mr. Putnam, are scheduled for trial on November 8, 2004.

Abovenet Litigation.  In connection with a lawsuit filed in November 2003 in a state court in the State of New York regarding certain telecommunication services, in November 2004, the Company entered into a definitive settlement agreement in principal under which the Company paid to Abovenet approximately $1.7 million in exchange for Abovenet’s release of all claims against the Company.

Borsellino Litigation. On March 23, 2004, plaintiffs Lewis Borsellino and I.M. Acquisitions, L.L.C. filed a complaint in a state court in Illinois against Archipelago Holdings, L.L.C. and “ArcaEx”, among others, alleging unjust enrichment in connection with certain alleged activities of former members of Chicago Trading and Arbitrage, L.L.C. ("CTA"), an entity in which Mr. Borsellino claimed an interest.  In this action, the plaintiffs alleged that the former members of CTA, including Mr. Putnam, wrongfully diverted CTA assets to Archipelago Holdings and ArcaEx. The complaint sought a constructive trust on all property received as a result of the alleged activities. On May 21, 2004, the Company filed a motion to dismiss plaintiff’s claims against Archipelago Holdings, L.L.C. and “ArcaEx.” On September 14, 2004 the Illinois Circuit Court entered an order dismissing both Archipelago Holdings and “ArcaEx” from this litigation with prejudice. The Borsellino Litigation is described in greater detail below under — Matters Relating to Mr. Putnam.

In addition to the matters described above, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

Matters Relating to Mr. Putnam

In addition to the Lozman Litigation which is scheduled for trial on November 8, 2004 and described above under — Matters Relating to Our Company, Mr. Putnam is currently involved in the following legal proceeding, to which the Company had also been a party, although the Company was dismissed from it on September 14, 2004.

Borsellino Litigation.    In September of 2000, plaintiffs Lewis Borsellino, a former business partner of Mr. Putnam and equity holder in CTA, and I.M. Acquisitions, L.L.C, an entity owned by Mr. Borsellino, filed a complaint in Illinois State Circuit Court naming Mr. Putnam and other former members of CTA as defendants. The complaint alleged that Mr. Putnam and the other defendants secretly diverted assets of CTA to their other business ventures. The complaint also alleges that a 1998 Settlement Agreement between the parties addressing these allegations was based on fraud, and that the defendants violated their fiduciary duties with respect to plaintiffs by allegedly failing to disclose material information during the 1998 settlement negotiations. Archipelago, L.L.C. (the predecessor company to the Company’s wholly-owned subsidiary Wave Securities, L.L.C.) was also named as a defendant in this action although it was never a member of CTA.

On April 11, 2001, the court dismissed Archipelago L.L.C. and the other defendants with prejudice from the September 2000 complaint.  On May 2, 2001, the plaintiffs filed a motion to vacate the court’s April 2001 dismissal order and for leave to file an amended complaint against the original defendants.  On May 7, 2001, the court denied the plaintiffs’ motion to vacate the April 2001 dismissal order, but granted to the plaintiffs the right to file another amended complaint against all of the defendants except Archipelago L.L.C., stating that “there is no just reason to delay the enforcement or appeal of this Court’s Order of April 11, 2001, dismissing defendant Archipelago L.L.C. with prejudice.” The plaintiffs did not appeal the court’s decision with respect to Archipelago, L.L.C.

On May 21, 2001, plaintiffs filed a second motion to vacate the court’s April 2001 dismissal order, and for leave to file an amended complaint against all of the defendants, except Archipelago L.L.C.  In November 2001, the court granted the plaintiffs’ motion and allowed the plaintiffs to file their amended complaint against Mr. Putnam and the other defendants, except Archipelago L.L.C.

On January 16, 2002, the plaintiffs filed a second amended complaint that seeks compensatory and punitive damages in excess of $80.0 million, as well as reimbursement of attorneys’ fees and cost of litigation.

On November 12, 2002, Mr. Putnam and the other defendants filed a motion to dismiss the second amended complaint; however on October 27, 2004, the court denied the defendants’ motion.

On March 24, 2004, the plaintiff filed a motion for leave to file a third amended complaint, which, if granted, would replace the second amended complaint. On April 28, 2004 the defendants filed a motion in opposition to the plaintiff’s motion for leave to file a third amended complaint.  No hearing date has been set for argument on this motion.

In addition to the litigation described above, on March 23, 2004, plaintiffs filed a separate complaint against Archipelago Holdings, L.L.C. (the predecessor to the Company) and “ArcaEx” alleging, among other things, unjust enrichment in connection with the alleged activities of the CTA member defendants, including Mr. Putnam. The complaint sought a constructive trust on all property received as a result of the alleged activities. On May 21, 2004, the Company filed a motion to dismiss plaintiffs’ claims against Archipelago Holdings, L.L.C. and “ArcaEx”.  On September 14, 2004, the Illinois Circuit Court entered an order dismissing both Archipelago Holdings and “ArcaEx” from this litigation with prejudice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

Between August 12, 2004 and September 30, 2004, we granted options to purchase 811,479 shares of common stock at a purchase price of $11.50 per share to certain employees and officers of the Company, as well as 25,634 restricted stock units to the non-management directors of the Company under our 2004 Stock Incentive Plan. These transactions were effected under Rule 701 of the Securities Exchange Act of 1933, as amended, as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

(b) Use of Proceeds

Our initial public offering of 11,000,000 shares of common stock was effected through a Registration Statement on Form S-1 (File No. 333-113226) that was declared effective by the Securities and Exchange Commission (“SEC”) on August 12, 2004. On August 12, 2004, 5,500,000 shares of common stock were sold on our behalf, and 5,500,000 shares of common stock were sold by our selling stockholders at an initial public offering price of $11.50 per share, for an aggregate offering price of $126.5 million with Goldman, Sachs & Co. and J.P. Morgan Securities Inc. as the lead managing underwriters for the offering. In connection with the offering, the underwriters were granted a 30-day option to purchase up to 1,650,000 additional shares of common stock at the public offering price, less the underwriting discount, to cover any over-allotments, which they exercised on August 19, 2004, resulting in the purchase of 1,650,000 shares (825,000 shares sold by the selling stockholders and 825,000 shares sold by the Company).

Goldman, Sachs & Co., JP Morgan, Bank of America Corporation, Credit Suisse First Boston, Lehman Brothers Inc., Merrill Lynch & Co and Piper Jaffray (either directly or through their affiliates) were both underwriters for, and selling stockholders in the initial public offering. Collectively, these institutions sold in the offering and received offering proceeds for 2,284,563 shares.  Currently, Goldman, Sachs & Co. (either directly or through affiliates) owns approximately 15.5% of the Company’s common stock.

We paid to the underwriters underwriting discounts and commissions of approximately $5.1 million (with the over-allotment option) in connection with the offering. In addition, we estimate that we incurred additional expenses (including finders fees and expenses paid to or for underwriters) of approximately $6.8 million in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $11.9 million. Of these offering expenses $1.7 million was paid to

Goldman, Sachs & Co. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates or others.

The net initial public offering proceeds to us, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $60.8 million. No net offering proceeds received by the Company have been paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates or others. All of the net initial public offering proceeds remain invested in short-term marketable securities pending application of the funds to general corporate purposes, as described in the Registration Statement on Form S-1. There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Exhibit Title
2.1	Exchange Agreement, dated as of January 17, 2002, among Archipelago Holdings, L.L.C., REDIBook ECN LLC and the parties named therein. †

2.2	Contribution Agreement, dated as of November 12, 2003, between Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc. †

2.3	Agreement and Plan of Merger, dated as of February 27, 2004, between Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc. †

2.4	Letter Agreement, dated February 27, 2004, among GAP-W, LLC, Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc. †

2.5	Contribution Agreement, dated July 12, 2000, among Archipelago Holdings, L.L.C., Pacific Exchange, Inc. and PCX Equities, Inc. †

3.1	Form of Certificate of Incorporation of Archipelago Holdings, Inc. †

3.2	Form of Bylaws of Archipelago Holdings, Inc. †

3.3	Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C. †

3.4	Amendment No.1 to Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C. †

4.1	Specimen Certificate of Common Stock. †

4.2

Registration Rights Agreement, dated November 12, 2003, among Archipelago Holdings, L.L.C., General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, LLC, GAPCO GmbH & Co. KG, GAP-W, LLC, GAP Archa Holdings, Inc., and the Class A Members of the Archipelago Holdings, L.L.C. and the affiliates of certain of such Class A Members. †

10.1*	Lease by and between Paramount Group, Inc., as Agent for 1177 Avenue of the Americas, L.P. and Archipelago Holdings, Inc. dated November 4, 2004

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

† Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-113226) that was filed with and declared effective by the SEC on August 12, 2004.

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2004.

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2004.

ARCHIPELAGO HOLDINGS, INC.

By:	/s/ NELSON CHAI
Nelson Chai Chief Financial Officer