Form 10-K
period 2004-12-31
ARCHIPELAGO HOLDINGS INC
filed 2005-03-23
CIK 1107389

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number
001-32274

ARCHIPELAGO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-4298373 (I.R.S. Employer Identification No.)

100 South Wacker Drive, Suite 1800
Chicago, IL 60606
(312) 960-1696

(Address, including zip code, and telephone number,
including area code, of the registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Exchanges on which registered
Common Stock	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the shares of the registrant's common stock held by non-affiliates (based upon the closing price of these shares on ArcaEx®, the trading facility of the Pacific Exchange) as of the last business day of the registrant's most recently completed second fiscal quarter, was: N/A (the Registrant was not a public company on June 30, 2004).

        As of March 7, 2005, approximately 47,145,000 shares of common stock of the registrant were outstanding.

        Select materials from the Proxy Statement for the Annual Meeting of Shareholders, scheduled for May 10, 2005, have been incorporated by reference into Part III of this Form 10-K.

Archipelago Holdings, Inc.

Table of Contents

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

        We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, and may also include our belief regarding the effect of proposed transactions or various legal proceedings, as well as statements about trends in our businesses. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under the heading "Part I—Item 1—Business—Certain Factors That May Affect Our Business." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except for our ongoing obligation to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this document.

Part I

ITEM 1.    BUSINESS

Overview

        We operate the Archipelago Exchange, or ArcaEx®, the first open all-electronic stock market in the United States for trading equity securities listed with the New York Stock Exchange (NYSE), Nasdaq, American Stock Exchange (AMEX) and Pacific Exchange, as well as exchange-traded funds (ETFs) and other exchange-listed securities. Our trading platforms link traders to multiple U.S. market centers without market intermediaries and provide customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of our trading systems combined with our trading rules have allowed us to create a large pool of liquidity that is available to our customers internally on ArcaEx and externally through other market centers. Currently, we operate ArcaEx as the exclusive equities trading facility of PCX Equities, Inc. (PCX Equities), a wholly-owned subsidiary of the Pacific Exchange, Inc. (PCX).

        Archipelago Holdings, Inc. is the successor to Archipelago Holdings L.L.C., a Delaware limited liability company organized on October 20, 1998. On August 11, 2004, Archipelago Holdings L.L.C. converted from a Delaware limited liability company to a Delaware corporation, Archipelago Holdings, Inc. On August 19, 2004, we completed an initial public offering (IPO) of our common stock. Our common stock is listed on the Pacific Exchange and is traded on ArcaEx under the symbol "AX."

        All references to 2002, 2003 and 2004 refer to our fiscal year ended, or the date, as the context requires, December 31, 2002, December 31, 2003 and December 31, 2004, respectively.

        Financial information concerning our business segments for each of 2002, 2003 and 2004 is set forth in "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements and the notes thereto.

        When we use the terms "Archipelago," the "Company," "we," "us" and "our," we mean Archipelago Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries. When we use the term "Holdings LLC" we mean our predecessor, Archipelago Holdings L.L.C.

        Our Internet address is www.archipelago.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Procedures for Communications with Non-Management Directors, our Policy on Reporting of Concerns Regarding Accounting and Auditing Matters, Corporate Governance Guidelines and our Code of Business Conduct and Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the Pacific Exchange, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website.

        Our Investor Relations Officer can be contacted at Archipelago Holdings, Inc., 100 South Wacker Drive, Suite 1800, Chicago, Illinois 60606, Attn: Investor Relations, telephone: (312) 960-1696, e-mail: pmurphy@archipelago.com.

Business Developments

        Acquisition Agreement.    On January 3, 2005, we entered into an acquisition agreement with PCX Holdings, Inc. (PCXH), the parent company of PCX, under which we agreed to acquire PCXH and all of its wholly-owned subsidiaries, including PCX and PCX Equities, subject to the receipt of approval of the PCXH shareholders and applicable regulatory approvals. In addition to functioning as a self regulatory organization (SRO) under SEC rules, PCX operates an options trading exchange using a trading system called PCX Plus which allows for floor-based and electronic trading access. The completion of this proposed acquisition will allow us to expand our lines of business by entering into the options trading market as well as providing SRO services through a wholly-owned subsidiary. With this acquisition we plan to bring the all-electronic trading of equity securities and options products to one platform. Holdings LLC entered into a facility services agreement with PCX in July of 2000, which allowed us to establish and operate ArcaEx as the exclusive equities trading facility of its wholly-owned subsidiary, PCX Equities. Upon completion of the acquisition, PCXH, PCX and PCX Equities will operate as wholly-owned subsidiaries of Archipelago.

        Conversion.    On August 11, 2004, Holdings LLC converted from a Delaware limited liability company to a Delaware corporation named Archipelago Holdings, Inc. As a result of this conversion, the members of Holdings LLC received 0.222222 shares of common stock of the Company for each of the membership interests that they held in Holdings LLC, which corresponds to a 4.5-for-1 reverse stock split. The weighted average number of shares used in the basic and diluted earnings per share computations gives retroactive effect to the 4.5-for-1 reverse stock split. As approved by the board of managers of Holdings LLC, on July 16, 2004, we made a $24.6 million cash distribution to the members of Holdings LLC immediately prior to the conversion transaction.

        IPO.    On August 19, 2004, we completed our IPO. We received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with the IPO.

        Clearing.    In July 2004, we began to self-clear trades effected by certain broker-dealer customers accessing ArcaEx through our subsidiary, Archipelago Trading Services, Inc. (ATS). In addition, in January 2005, we began self-clearing all customer orders routed out to other market centers and executed by our wholly-owned subsidiary, Archipelago Securities L.L.C. (Arca Securities) on behalf of ArcaEx.

History

        In December 1996, Gerald D. Putnam, our Chairman and Chief Executive Officer co-founded The Archipelago® Electronic Communications Network, or the Archipelago® ECN, the precursor to ArcaEx, to take advantage of a market opportunity resulting from the SEC's new order handling rules that govern trading in Nasdaq-listed securities. These rules were designed to address growing concerns regarding unfair and discriminatory pricing of customer orders for securities, and to promote transparency and enhance execution opportunities for customer orders in U.S. equity markets. We refer to the Archipelago ECN and ArcaEx, collectively, as the Archipelago system.

        Electronic Communications Networks (ECNs) are electronic trading systems that automatically match buy and sell orders at specified prices. ECNs register with the SEC as broker-dealers. The Archipelago ECN was the first ECN to link traders to pools of liquidity throughout the U.S. securities markets without market intermediaries. The Archipelago ECN accomplished this by developing an "outbound" routing capability to provide customers with the best price execution across multiple market centers by routing customer orders to other market centers displaying better prices than those available if the orders were only matched internally.

        In July 2000, we partnered with PCX to develop ArcaEx, the first open all-electronic stock market in the United States for trading in NYSE, Nasdaq, AMEX and PCX-listed equity securities, exchange-

traded funds and other exchange-listed securities. The SEC approved the establishment of ArcaEx and the related rules in October 2001. Under these rules, ArcaEx continues to operate as the exclusive equities trading facility of PCX Equities under the regulatory authority of the Pacific Exchange. For a further discussion of our relationships with PCX please see the headings in this "Part I—Item 1—Business Developments,—Our Relationship with the Pacific Exchange" and "Regulation—Regulation by the Pacific Exchange and SEC Oversight."

        In March 2002, ArcaEx's listed platform became operational and we began trading PCX-listed securities on ArcaEx. By November 2002, we completed the rollout of exchange-listed securities on ArcaEx, and in February 2003 we began migrating the trading of Nasdaq-listed securities from the Archipelago ECN to ArcaEx. We fully integrated our trading platforms and completed the migration of Nasdaq-listed securities to ArcaEx in April 2003. During the transition period, we continued to operate the Archipelago ECN for Nasdaq-listed securities.

Our Business

        We were the first trading system to link traders to multiple U.S. market centers without market intermediaries. We accomplished this by developing an "outbound" routing capability that directs customers' orders to other market centers that displayed a better price than our trading system. We refer to this process as our "best execution" model. By bringing together buy orders and sell orders in this manner, we have been able to increase the liquidity of our trading platform—i.e., the number and range of buy orders and sell orders available to our customers.

        We have also introduced trading platforms and services designed to enhance the speed and quality of trade execution for our customers. Our trading platforms provide our customers with fast electronic execution, transparency, and open, direct and anonymous market access. In addition to our core execution services, we provide customers with market data on a real-time and summary basis and, as the equities trading facility of PCX, we offer companies and index providers that list on PCX a trading venue for their equity securities, exchange-traded funds and other structured products. We are committed to expanding and enhancing our suite of products and service offerings for both trading clientele and listed companies.

        In 2004, we generated approximately $541.3 million in total revenues, approximately 99% of which consisted of transaction fees and market data fees generated by securities transactions executed on or through our trading platforms.

        Our Trading Platforms and Services.    ArcaEx's electronic trading system enables buyers and sellers to meet directly in an electronic environment. Unlike the NYSE, Nasdaq and other market centers that require market intermediaries to link buyers and sellers, ArcaEx is designed to search across multiple market centers, including the NYSE and other exchanges, Nasdaq and ECNs, to achieve best execution for each order. The rules governing trading on ArcaEx require automatic execution of orders, without discretion, in accordance with the principles of openness, fairness and equal access. These trading rules are predicated on "price-time priority" within ArcaEx, which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered on our trading system. Our electronic matching and routing systems actively seek out the best price for our customers' orders by matching orders internally or by routing orders out to the best bid or offer displayed in the market using our "outbound" trading capability. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a large pool of liquidity available to our customers internally on ArcaEx or externally through other market centers. Our "best execution" model is different from traditional floor-based exchanges like the NYSE, where investors must rely on, and may compete with, intermediaries such as specialists for order execution, and where orders are not necessarily treated on a first come, first served basis. Broker-dealers that hold exchange trading permits may access ArcaEx directly, and broker-dealers that do not hold exchange trading permits may access ArcaEx through our subsidiary ATS. We also operate The ArcaEdge®, a trading platform designed to bring the benefits of ArcaEx—fast electronic execution, transparency and open market access—to the trading of small-cap equity securities.

        During 2004, we generated approximately $484.2 million in revenues from transaction fees with over 99% being attributable to trading on ArcaEx. For a discussion of selected transaction statistics for 2004, see "Part I—Item 1—Our Business—Trading Platforms and Services"; and for the methods by which we calculate our market share, our trading volumes and other operating measures, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Statistical Information."

        Market Data Products.    Through the Pacific Exchange, we participate in the consolidation, dissemination and sale of market data in U.S. exchange-listed securities and Nasdaq-listed securities. We receive market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers, such as Thomson Financial Inc. and Bloomberg, L.P. We also offer customers informational and decision-making tools, including market data on a real-time and on a summary basis. In 2004, we launched ArcaVision, a new product that provides detailed and analytic market trading information. Through ArcaVision, we offer a range of analytic tools designed to improve trade execution for our customers and provide them with critical market data on particular stocks. During 2004, we generated approximately $56.6 million in revenues from market data fees.

        Listing Fees.    Under our contractual agreements with the Pacific Exchange, we are entitled to all listing fees from issuers that list their equity securities on the Pacific Exchange for trading on ArcaEx. Through our current alliance with the Pacific Exchange, we offer companies and index providers that list on PCX a trading venue for equity securities, exchange-traded funds and other structured products. An issuer may obtain a PCX listing to accompany a listing on another exchange, or Nasdaq, or as an exclusive listing. Almost all PCX listings represent dual listed NYSE issuers that selected PCX as an additional listing venue prior to the launch of ArcaEx. As of December 31, 2004, five new issuers have obtained a listing on PCX since the launch of ArcaEx in 2002. During 2004, we generated approximately $0.4 million in revenues from listing fees. On February 28, 2005, PCX filed with the SEC for public comment and approval, proposed revisions to its listing fees.

        Agency Brokerage Services.    Through our wholly-owned subsidiary, Wave Securities, L.L.C. (Wave), we also offer agency brokerage services to institutional customers seeking to access ArcaEx and other market centers electronically. These institutional customers are not registered as broker-dealers and therefore may not access ArcaEx or other market centers as members.

        Unlike traditional broker-dealers, Wave does not solicit customer orders. Wave offers its customers access to ArcaEx through RealTick® and WebTick®, which are software programs distributed pursuant to license agreements. During 2004, we generated $51.5 million in revenues from our agency brokerage business operations.

Industry Overview

  U.S. Market Structure and Recent Trends

        Historically, stock markets operated primarily on a trading floor with all trades in a particular stock taking place in a specific place on the floor through or under the supervision of a designated dealer known as a specialist. The specialist oversaw trading and was required to maintain a fair and orderly market, acting as both a market maker and auctioneer. The NYSE continues to operate in this manner. In 1971, the National Association of Securities Dealers Automated Quotation system, or Nasdaq, an electronic network without a physical trading floor, was introduced as an outgrowth of the traditional telephone-based over-the-counter market. Nasdaq dealers, also known as market makers, are connected via a screen-based electronic linkage known as the Nasdaq quote montage.

        Limited Access.    While these two market models have accommodated historical trading patterns and volumes, we believe that they have substantial shortcomings, the most significant of which is limited access. Both systems require buyers and sellers to deal with each other indirectly through intermediaries—the specialists, in the case of the NYSE, and the market makers, in the case of Nasdaq. Access to these intermediaries may also be restricted due to membership requirements. Until 1997, when the SEC order handling rules became effective, only market makers had access to the Nasdaq quote montage. We believe limited market access impairs the speed and quality of trade execution, raises transaction costs and results in limited pricing information and a lack of transparency.

        Shortcomings of Floor-Based Model.    The traditional floor-based model may also reduce the speed of execution and increase the potential for errors and disputes, resulting in increased market and execution risk. Sophisticated trading strategies, such as those involving the execution of trades in more than one security or using multiple types of financial instruments, are particularly difficult to accomplish without rapid, direct and anonymous electronic market access.

        Market Data and Order Handling Rules.    Regulatory and technological developments over the past few years have led to gradual increases in competition among trading facilities for securities that are listed on an exchange or traded on Nasdaq. To fulfill its statutory mandate of fostering competition while integrating the trading of securities on different venues into the National Market System (NMS), the SEC has required the national securities exchanges and associations, also known as SROs, trading those stocks to jointly operate and participate in:

  •
  systems for the consolidation, dissemination and sale of market data in U.S. exchange-listed securities and Nasdaq-listed securities; and

  •
  an intermarket order routing system for U.S. exchange-listed securities, known as the Intermarket Trading System.

        Market data for exchange-listed securities is consolidated through the Consolidated Tape Association Plan and for Nasdaq-listed securities through the Nasdaq OTC/UTP Plan. Through the Pacific Exchange, we have gained access to the Intermarket Trading System (ITS), enabling us to access publicly displayed orders in all ITS participant markets trading U.S. exchange-listed stocks and make our own orders available for execution through ITS. Through the Pacific Exchange, we have also gained access to other national market system plans, enabling us to share in the revenues generated by the sale of consolidated market data to vendors and market participants, and entitling us to direct connectivity to those systems.

        Decimalization.    The introduction in April 2001 of decimalization, or the quoting of stock prices in dollars and cents rather than in dollars and fractions of a dollar (such as 1/8 or 1/16), has also had an impact on the U.S. securities markets and increased competition among trading participants. The smaller price increments possible after decimalization have enabled investors to obtain price improvement more often than with the previous method of quoting stock prices in dollars and fractions of a dollar. Because decimalization narrows average trading spreads (the difference between the price offered by a buyer and that asked by a seller), it has had a negative impact on the profitability of traditional market makers. Due to the lower margins created by decimalization, the use by market makers of electronic trading systems, where there is no need for higher-cost human brokers, has increased.

        The impact of decimalization, together with increasing competition, led many ATSs to lower their commissions dramatically. As a result, we were forced to lower our commissions to remain competitive. Such pricing pressures have had a significant negative impact on our profitability.

        In December of 2004 the SEC re-published for public comment in the Federal Register "Regulation NMS," a series of market-reform proposals designed to modernize the regulatory structure of the U.S. equity markets. The comment period for the re-published Regulation NMS proposals expired on January 26, 2005 and the SEC may vote on the proposals during 2005. Regulation NMS's current proposals include:

        Trade Through Rule.    Currently, the U.S. markets employ an order execution rule called the "trade-through rule" which applies only to exchange-listed securities, not to Nasdaq-listed securities. Generally, the trade through rule prohibits markets from executing orders at inferior prices when there is a better bid or offer available on another market. Regulation NMS proposes two alternative changes to the trade through rule. The first alternative would require broker-dealers to make available, for protection under the trade through rule, the best bids and offers, also known as "top of the book", across all markets. The second alternative would require that broker-dealers take price discovery further by exposing several levels of quotes, known as "depth of book", across all markets. In both alternatives, bids and offers displayed on an automated market would be protected from being traded through by any market. Bids and offers displayed on a non-automated market, however, would not be protected from being traded through by any market under both alternatives. An "automated market" is essentially one that executes an incoming order on an immediate basis without human intervention.

        Intermarket Access Rule.    The proposed Intermarket Access Rule would allow for the use of private linkages, rather than mandating a collective linkage facility such as ITS to facilitate order interaction between markets. The proposed rule would also require: (i) setting a limit on the access fees charged by trading centers when incoming orders execute against their quotes (the current proposed cap is $0.003 per share or 30 cents per 100 share order); (ii) lowering the volume threshold at which an ATS would be required to display its prices (currently the threshold is 20% of the average daily volume in a security, but the threshold would be lowered to 5%); and (iii) SROs to establish and enforce rules that prohibit members from displaying quotes that internally lock or cross the automated quotes of other trading centers. A locked market occurs when the price to buy a stock is the same as the price to sell the stock. A crossed market occurs when the price to buy a stock is higher than the price to sell a stock.

        Market Data.    The Market Data proposal would change the current formula for allocating revenues generated by market data fees to market centers that produce the data for investors. The new formula would allocate revenues to market centers based on the value of the quotes and trades for all securities rather than the current system that is based simply on the number of trades (as it relates to exchange-listed securities) or a combination of trades and shares (as it relates to Nasdaq-listed securities). The new rule would give market centers and their members the ability to distribute their own data independently with or without fees. However, market centers would still be required to provide their best bids and offers and last sale information for consolidated dissemination through the joint-industry plans.

        Sub-Penny Pricing.    The Sub-Penny Pricing proposal would prohibit ECNs, exchanges, market makers and alternative trading systems from displaying, ranking or accepting quotes in stocks and other symbols as determined by the SEC that are priced in increments of less than a penny, unless the stock price is less than $1.00.

        We cannot predict whether or when one or more of these proposals will be adopted by the SEC; nor can we predict whether any proposal will be adopted in its current proposed form or in a different form. For a discussion of proposed Regulation NMS and its potential adverse effects on our revenues, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues—Transaction Execution Services."

        In December 2004, the SEC published a proposal (the "Fair Administration Release") and a related concept release concerning the system of self-regulation in the U.S. securities markets. The proposal and the concept release address, among other things, SRO governance, disclosure, structure and funding. We cannot predict whether the proposal will be adopted by the SEC in its proposed form, in a different form or at all, or the effect on PCX or our proposed acquisition of PCXH in the event any such proposal is adopted.

        In a separate effort designed to address the SEC's concern that some trading behavior by market participants may be motivated by maximizing market data fees that they receive from market centers, the SEC recently asked the Pacific Exchange and other SROs to implement rule changes that would discourage the practice of "tape shredding." Tape shredding occurs when a trader divides an order into smaller orders to increase the number of potential trades without actually changing the volume traded. In its request, the SEC also asked each market center to consider modifying the manner in which it reports trades to the consolidated tape and to consider bundling trades resulting from incoming orders executed at the same price into a single trade. In its response to the SEC, PCX stated that it believes addressing tape shredding through a rule-based approach is impractical and that the more appropriate approach would be a solution that focuses on modifying the market data revenue formula, which has already been proposed by the SEC as part of Regulation NMS. We cannot predict whether or when the Pacific Exchange will adopt or implement any rules that would discourage the practice of tape shredding, nor can we predict the form of any such proposed rulemaking. We also cannot predict whether the Pacific Exchange will modify the manner in which it reports trades to the consolidated tape.

  Impact of Technological Developments

        Innovations in technology and telecommunication have increased the speed of communications and the availability of information, facilitated the globalization of commerce, and lowered transaction costs. New methods enable investors to access and participate in the equity securities markets more easily, quickly and less expensively. Electronic markets have reduced the need for intermediaries, such as NYSE specialists or Nasdaq market makers, because they enable participants to effectively "meet" and determine the best price at which a trade can be executed. These developments, combined with the regulatory changes discussed above that allowed for the emergence of ATSs and the establishment of ArcaEx, have led to dramatic growth in electronic trading.

  Growth in Equity Trading Volume

        The U.S. equity markets have historically experienced growth in trading volumes of equity securities. From time to time, volumes have declined due to weak economic performance and other related factors. From 1995-2000, the major U.S. equity market indices experienced substantial growth, followed by a severe decline and significant volatility. The growth in equity volumes resulted from a number of factors, including strong economic conditions, technological innovations and greater market access. Technological innovations, including the increasing importance of electronic trading platforms, have reduced transaction costs and further stimulated trading activity. New technology has also fostered the development of high-volume electronic trading strategies.

        During 2000 through early 2003, the major U.S. market indices experienced a severe decline and significant volatility. The weak and uncertain economic climate, together with corporate governance and accounting concerns, contributed to lower equity prices, decreased corporate activity, increased market volatility, and a generally more difficult business environment. These trends came after a period of tremendous growth throughout the late 1990s in the global equity markets. Beginning in the second half of 2001, through 2002, the growth rate of the volume of trading in the U.S. markets began to slow, and in 2002, Nasdaq market volumes declined, although the volume of U.S. exchange-listed securities still maintained moderate growth. In late 2003, however, the equities market experienced an unusually robust upward move following the challenging markets of 2000 through 2002.

        During 2004, the U.S. equities market performance was decidedly mixed when compared to 2003, however, initial public offerings and merger and acquisition activity was strong, providing for more trading activity in new issues and in the arbitrage arena. Overall, total U.S. market volumes in Nasdaq-, NYSE-, and AMEX-listed securities increased by 6.9% in 2004, up from 926.5 billion shares in 2003 to 990.5 billion shares in 2004. For information concerning our market share, our trading volumes and other operating measures during 2004, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Statistical Information."

Our Competitive Strengths

  Exchange Facility & Market Structure

        As the operator of ArcaEx, the first open all-electronic stock market in the United States, we believe we have business flexibility and the opportunity to increase our revenues. We believe these advantages, together with our efficient regulatory structure, will enable us to continue to improve our competitive position. For example:

  •
  ArcaEx operates largely without market intermediaries such as specialists on the NYSE or market makers on Nasdaq, which customers are forced to rely on, and may compete with, for trade execution. We believe that this lack of conflicting interests allows us to respond more quickly and efficiently to changes in the marketplace.

  •
  Our status as the operator of a facility of an exchange allows us to generate revenues from two additional sources, market data fees and listing fees, which we were ineligible to earn as an ECN.

  •
  Our operation of ArcaEx has also allowed us to reduce our costs for clearing, since we do not incur clearing charges for trades matched internally on ArcaEx and we have the ability to "self clear" all orders that we route out to other market centers for execution through Arca Securities.

        Accordingly, we believe our right to operate ArcaEx as the exclusive equities trading facility of PCX Equities allows us to compete more effectively with Nasdaq, the NYSE and ECNs.

  Trading Technology Platform

        Our technologically-advanced trading platform offers:

  •
  functionality—our systems have been designed to offer our customers increased functionality through features such as our outbound routing capability;

  •
  performance—our systems provide fast electronic execution and are designed with substantial surplus capacity—we currently execute over three million trades per day and have capacity to execute up to six million trades per day, which we believe we can quickly increase to accommodate a maximum capacity of up to ten million trades per day; and

  •
  reliability—we believe our systems satisfy core requirements consistently with minimal disruption.

        We believe our technology has been and will continue to be a major factor in the development and growth of our business.

  Management Team with Track Record of Success and Innovation

        Led by Gerald D. Putnam, our Chairman and Chief Executive Officer, we have a strong and dedicated management team with significant experience in the securities trading industry and technology sector. These individuals have worked together closely since we partnered with PCX to create ArcaEx in 2000. We believe that through their leadership we have successfully recognized and responded to market opportunities and adapted to numerous changes in our operating and regulatory environment, while continuing to grow our business. We believe we have demonstrated our ability to innovate and execute successfully our business objectives:

  •
  we formed the Archipelago ECN in 1996, one of the first four "qualified" ECNs approved by the SEC;

  •
  we developed and implemented routing capability that permitted us to route orders to other market centers when our competitors were operating closed liquidity pools;

  •
  we became the first open and all-electronic trading system to partner with a national securities exchange in the United States;

  •
  we integrated the trading activities of the REDIBook ECN into the Archipelago ECN on a timely basis;

  •
  we managed our successful transition to the operation of the exclusive equities trading facility of PCX Equities and our migration of Nasdaq-listed securities from the Archipelago ECN to ArcaEx; and

  •
  we became the first U.S. publicly held stock exchange facility in August 2004.

  Customer Focus

        We are committed to building strong relationships with our customers, and believe we have been successful in doing so through:

  •
  bringing to market new products and services that serve our customers' trading objectives;

  •
  developing a highly trained and experienced sales team that is responsive to our customers' trading needs; and

  •
  investing resources to establish connectivity between our trading platforms and the desktops and trading systems of our customers, enabling them to do business with us more easily.

        We believe that the strong relationships we have forged with our customers, together with this embedded connectivity, make ArcaEx the preferred trading platform of many of our customers.

Strategy

        We are committed to becoming the leading destination for equity securities trading in the United States. We seek to use our status as the operator of ArcaEx and our technology platform to take advantage of growth opportunities in the securities trading industry resulting from evolving regulatory, market and technology conditions.

  Sustain and grow market share in our key markets

        We seek to continue to sustain and grow our market share in our key markets: Nasdaq-listed securities, NYSE-listed securities and exchange-traded funds. We believe that the advantages of ArcaEx—fast electronic execution, transparency and open market access—will continue to attract more and more liquidity from the trading community. Having achieved a leading market share in trading Nasdaq-listed securities, we believe we are well positioned to become the leading trading platform for

Nasdaq-listed securities. We will seek to use our established leadership in the over-the-counter and exchange-traded funds to take advantage of opportunities to increase our market share in NYSE-listed securities.

  Diversify and grow revenues by expanding our business

        We seek to grow and diversify our revenues by capitalizing on our status as the operator of a facility of PCX Equities and increasing our product offerings.

        Increase our product offerings.    We anticipate that the completion of our proposed acquisition of PCX will allow us to expand our lines of business by entering into the options trading market as well as by functioning as a SRO. Additionally, we plan to continue to improve our technology and approach to delivering high-quality trade execution services to our customers. We intend to enhance our market data products and develop new products based on our understanding of our customers' needs and our ability to quickly bring new products to market. We will continue to seek to provide our customers with the most advanced and comprehensive products suited to their particular needs. We will also continue to evaluate the attractiveness of new business development initiatives, and consider expanding our product offerings to provide products and services based on these new initiatives, such as the creation of trading platforms for futures and other equity derivative instruments.

        Promote Initial and Dual Listings.    We intend to continue to promote, expand and enhance the benefits offered by our Corporate Client Group to listed companies. Currently, these benefits include: (i) increased exposure to ArcaEx's broad client base; (ii) access to market data products such as ArcaVision, a product that offers analytic tools that go beyond the traditional trading data that is available to customers; and (iii) competitive listing fees. We intend to continue to develop and market our products and services to companies that are already listed on another market or exchange, such as Nasdaq or NYSE, companies preparing for initial public offerings and companies currently traded on the OTC bulletin board.

        Brand Awareness.    To promote and build the ArcaEx brand, in September 2004, we launched our "Numbers This Big Are Hard To Ignore" campaign which focused on generating initial awareness of Archipelago and ArcaEx among corporate issuers interested in both primary and dual listings as well as providing continued awareness among the trading community. Specifically, "Numbers This Big Are Hard to Ignore" refers both to the masses that assemble in the campaign's commercials and to the trade volume and dollar amounts that change hands on the ArcaEx every day. We intend to continue to build the ArcaEx brand and generate awareness of Archipelago and ArcaEx among corporate issuers and the trading community through our marking and promotional efforts.

  Selectively pursue strategic alliances and acquisitions to enhance our business

        In recent years, the securities trading industry has experienced increased consolidation among market participants, and we believe this trend will continue. We intend to take advantage of this trend by selectively pursuing acquisitions and entering into strategic alliances that will enable us to strengthen our current business, enter new markets and advance our technology. We may also pursue partnerships and commercial agreements to take advantage of potential changes in our industry. We believe that the REDIBook merger and our acquisition of GlobeNet have demonstrated our ability to successfully execute this strategy by rapidly integrating the facilities and technologies we acquired, with positive effects on our business. Except for our proposed acquisition of PCXH and its wholly-owned subsidiaries, we have not entered into any other definitive agreements for any material acquisitions or alliances.

Our Operations

  Products and Services

        We provide trading platforms and services that are designed to improve the speed and quality of trade execution for our customers. Our revenues are derived primarily from transaction fees and market data fees. In an effort to diversify our business, we are in the early stages of introducing new products, such as our analytic market data tools designed to enhance customers' understanding of market dynamics. To date, however, these activities have not contributed significantly to our revenues.

  Trading Platforms and Services

        We operate two trading platforms, ArcaEx and the ArcaEdge, and offer a variety of execution-related services, including our outbound trading capability and routing services through the NYSE's Designated Order Turnaround system (DOT). Until April 2003, we also operated the Archipelago ECN.

        The Archipelago Exchange or ArcaEx®.    Through ArcaEx, our customers can trade over 8,000 equity securities, including securities listed on the NYSE, Nasdaq, AMEX and PCX, exchange-traded funds and other exchange-listed securities. ArcaEx operates on three simple but fundamental principles: fast electronic execution, transparency and open market access. On ArcaEx, buyers and sellers meet directly in an open electronic environment governed by trading rules designed to reflect these three fundamental principles.

        On ArcaEx, buyers and sellers can view our open limit order book, known as the ArcaBookSM, which displays orders simultaneously to both the buyer and the seller. Buyers and sellers also can submit these orders on an anonymous basis if they so choose. Permitted users of ArcaEx, referred to as equity trading permit holders, and other users of ArcaEx who are introduced to the system by equity trading permit holders, are able to submit orders to the ArcaBook. Any registered broker-dealer who wishes to trade on ArcaEx must become a permit holder by obtaining an equity trading permit from PCX Equities. Broker-dealers that do not hold exchange trading permits may access ArcaEx through our subsiduary ATS. Once orders are submitted, all trades are executed in the manner designated by the party entering the order, which is often at prices equal to or better than the national best bid or offer. The national best bid or offer is the highest bid or lowest offer quote reported to the Consolidated Tape Association and Nasdaq pursuant to the quotation and transactions reporting plans discussed below under "Part I—Item 1—Business—Market Data Products." As part of our best execution model, our trading system is designed to search across different market centers, including the NYSE and other exchanges, ECNs and Nasdaq, for the best price for each order. Our trading rules are predicated on the principle of "price-time priority" within ArcaEx, which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered on ArcaEx. Buy orders and sell orders are posted on ArcaEx in price order (best to worst) and then if prices are the same, they are ordered based on the time the buy order or sell order was posted (earliest to latest). ArcaEx users may choose to have their unexecuted orders left on the ArcaBook, returned to them, or routed to other markets using our outbound trading capability. One of our broker-dealer subsidiaries provides us with a routing service on a non-exclusive basis and routes orders for our participating customers to external market centers. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a large liquidity pool available to customers internally on ArcaEx and externally through other market centers. For more detailed information, see "Part I—Item 1—Business—Trading on ArcaEx" below.

        We believe that ArcaEx provides customers with faster electronic execution, more transparency and open market access than traditional floor-based exchanges. First, ArcaEx's electronic trading system enables buyers and sellers to meet directly in an electronic environment. Second, unlike traditional, floor-based exchanges, ArcaEx provides fully automated and totally transparent opening and closing auctions for all eligible securities traded on ArcaEx. All orders are on equal footing, providing all participants the opportunity to be competitive.

        During 2004, our customers executed approximately 416.6 million transactions in U.S. equity securities through ArcaEx, with 86.6% of the volume represented by transactions executed within our internal liquidity pool—i.e., the matching buy and sell orders were posted on ArcaEx—without routing to other market centers. We refer to these customer orders as "customer orders matched internally," and to customer orders that we route to other market centers as "customer orders routed out." Other trading statistics for 2004 include:

  •
  Our transaction volumes in 2004 represented approximately 115.0 billion shares of Nasdaq-listed securities, 8.4 billion shares of NYSE-listed securities and 16.9 billion shares of AMEX-listed securities.

  •
  Our share of total trading volume of Nasdaq-listed securities has grown from 24.6% in 2003 (of which 16.8% was matched internally and 7.8% was routed out) to 25.3% in 2004 (of which 19.2% was matched internally and 6.1% was routed out), based on the number of shares handled on the Archipelago system.

  •
  Our total trading volume of exchange-traded funds has grown from approximately 6.3 billion shares in 2003 to 15.6 billion shares in 2004. In 2004, we also handled 1.8% of the total trading volume in NYSE-listed securities (of which 1.2% was matched internally and 0.6% was routed out).

        We believe that as market participants recognize the benefits of ArcaEx as an alternative to floor-based trading systems, we can continue to grow our market share for NYSE-listed securities over time. For a discussion of the methods by which we calculate our market share, our trading volumes and other operating measures, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Statistical Information."

        The ArcaEdge.    We also operate The ArcaEdge, a trading platform designed to bring the benefits of ArcaEx—fast electronic execution, transparency and open market access—to the trading of small-cap equity securities that are quoted on the OTC Bulletin Board. During 2004 trading on ArcaEdge accounted for less than 1% of our transaction fees.

        Additional Transaction-Related Services.    In addition to operating our trading platforms, we offer additional execution services through our wholly-owned subsidiaries, including routing services through the NYSE's DOT.

        Through Archipelago Securities, our broker-dealer subsidiary, our customers can route orders to DOT, an electronic order delivery system operated by the NYSE. This DOT routing service offers our customers anonymous electronic access to the NYSE, and is offered as a separate service from ArcaEx trading. Orders sent to ArcaEx may be sent to the NYSE for execution through our outbound trading capability if the NYSE offers the best price in the market at the time the order is submitted. Through our DOT routing service, certain of our customers can choose to send their orders directly to the NYSE without first submitting them to ArcaEx. We obtain access to the DOT system either indirectly through a third-party broker-dealer or directly through Archipelago Securities. As described below under "Part I—Item 1—Business—Trading on ArcaEx—Clearing". Archipelago Securities also provides execution services for customer orders that are routed to other market centers.

        In 2001, we formed Archipelago Europe Limited, a broker-dealer registered with the Financial Services Authority in the United Kingdom. Archipelago® Europe maintains an office in London and markets the products and services we offer to European institutional investors. We believe that our expanded presence in Europe will enable us to promote our over-the-counter and exchange-listed trading capabilities to potential European customers. We believe that Archipelago Europe will also provide our existing European customers with direct customer support.

        In 2002, we formed Wave Securities Canada Inc., a broker-dealer formed under the laws of New Brunswick, Canada, and registered as an Investment Dealer with the British Columbia Securities Commission, the Ontario Securities Commission and the Quebec Securities Commission. Wave Securities Canada Inc. maintains its offices in Toronto. We formed Wave Securities Canada Inc. to comply with Canada's newly promulgated Regulation ATS. Currently, Wave Securities Canada Inc. acts as an introducing broker for Canadian institutions that wish to access ArcaEx.

  Market Data Products

        We offer customers market data products on a real-time and on a summary basis. Our market data products are designed to improve trade execution and enhance understanding of market dynamics. Our customers can view in real time the bids and offers posted on ArcaEx and can access other extensive market and trading data through our website. In 2004, we launched ArcaVision, a product that provides customers with critical market data on particular stocks.

        Real-time Data Feeds and Market Data Fees.    Through the Pacific Exchange, we participate in the national market system for the consolidation, dissemination and sale of market data in U.S. exchange-listed securities and Nasdaq-listed securities. Market data for exchange-listed securities is consolidated through the Consolidated Tape Association Plan, or CTA Plan, and for Nasdaq-listed securities through the Nasdaq OTC/UTP Plan. Through the Pacific Exchange, we earn market data fees, based on the level of trading activity on ArcaEx, by providing our data to the centralized aggregators of this information that in turn sell the data to third-party consumers such as Thomson Financial Inc. and Bloomberg, L.P.

        The Consolidated Tape Association is an association consisting of representatives from the Pacific Exchange (through which we participate), AMEX, the Chicago Stock Exchange, Inc., Nasdaq (through its delegated authority from NASD), NYSE, the Philadelphia Stock Exchange, the National Exchange, Inc. (formerly the Cincinnati Stock Exchange), the Boston Stock Exchange, Inc., and the Chicago Board Options Exchange, Inc. CTA's function is to oversee the dissemination, on a current and continuous basis, of last sale prices of transactions in securities listed on a national securities exchange. Under the CTA Plan, the nine market centers:

  •
  establish and collect common charges;

  •
  jointly enter into and administer contracts regulating the terms of receipt of last sale prices and quotation information; and

  •
  oversee a common processing and data distribution facility.

        The nine participants select an exclusive securities information processor, or SIP, currently the Securities Industry Automation Corporation, or SIAC, to operate their common data facility. The SIP's functions are:

  •
  collecting each of the nine exchanges' quote and trade data;

  •
  consolidating the nine exchanges' data; and

  •
  providing a consolidated data feed to data consumers.

        The participants of the OTC/UTP Plan are Nasdaq, AMEX, the Chicago Stock Exchange, the Philadelphia Stock Exchange, the Boston Stock Exchange, the National Exchange, and the Pacific Exchange (through which we participate). Under the OTC/UTP Plan, Nasdaq currently operates as the SIP for the collection and dissemination of best bid and offer and the last transaction information from all of the exchanges and markets that quote and trade in Nasdaq-listed securities. Each participant of the OTC/UTP Plan can quote and trade any security listed on Nasdaq.

        Under each of the CTA Plan and the OTC/UTP Plan, there is a revenue sharing arrangement. Under the revenue sharing agreement for the OTC/UTP Plan, the SIP and the Plan administrators are permitted to deduct certain costs associated with their functions from the total amount of the market data fees collected. After these costs are deducted from the market data fees, the Plan administrator distributes to the respective plan participants, including the Pacific Exchange, their share of market data fees based on their respective number of executed transactions, in the case of the CTA Plan, and a combination of their respective trade volume and share volume, in the case of the OTC/UTP Plan. ArcaEx receives its share of these market data fees through the Pacific Exchange. Under the CTA Plan, the SIP and the Plan administrators may bill each exchange independently for SIP services, and they may only deduct certain costs associated with its functions from the total amount of the market data fees collected.

        In recent years, the SEC and some market participants have proposed changes to the CTA Plan and the OTC/UTP Plan, including a proposal to eliminate the exclusive role of the SIPs. As discussed above in this "Part I—Item 1—Business—Industry Overview—U.S. Market Structure and Recent Trends", in December 2004, the SEC re-published "Regulation NMS," which if adopted as proposed would change the formula by which market data fees are divided among participants under the CTA Plan and OTC/UTP Plan. For a discussion of this proposal, including risks we may face if Regulation NMS is adopted as proposed, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues—Transaction Execution Services".

        ArcaVision.    In 2004, we launched ArcaVision, a product that offers analytic tools that go beyond the traditional trading data that is available to customers. ArcaVision, developed in response to customer demand for increasingly detailed analyses of trading patterns, is designed to provide customers with critical market data on particular stocks. The ArcaVision website is now available to issuers listed on the Pacific Exchange, customers executing trades on ArcaEx, and the general public. ArcaVision's sophisticated permissioning system enables us to customize the views available to each user to meet their specific needs. Through ArcaVision, we offer the following types of analytic data products:

  •
  Trade Search—on-line reports that enable customers to search orders and trades submitted to ArcaEx on a real-time basis.

  •
  Trading Breakout—on-line reports that enable customers to view a summary of their trading activity on ArcaEx.

  •
  Risk Management—on-line reports that enable customers to monitor correspondent trading activity and positions on ArcaEx.

  •
  Trade Advertising—on-line reports that show aggregate share volume and aggregate block volume for a broker-dealer on a security-by-security basis. Broker-dealers can determine all volume executed by that broker-dealer by client, regardless of where the trade was executed.

  •
  Exchange Comparisons—several reports enabling customers to compare the different U.S. securities exchanges or markets, based on market share and time at the best price. Comparisons may be shown on a stock-by-stock basis or across all stocks.

        We offer ArcaVision to our trading customers and listed companies.

  Listing Fees

        Under our contractual agreements with the Pacific Exchange, we are entitled to all listing fees from issuers that list their equity securities on the Pacific Exchange. Because we are not a national securities exchange, an issuer seeking to obtain an "ArcaEx listing" must list on PCX for trading on ArcaEx. Through our current alliance with the Pacific Exchange, we offer companies and index providers that list on PCX a trading venue for their equity securities, exchange-traded funds and other structured products. ArcaEx offers various benefits to PCX-listed issuers, including competitive listing fees and access to real-time and summary market data. Summary data products include ArcaVision. Compliance with the listing standards is monitored and enforced by PCX Equities. We believe that our introduction of value-added products, such as ArcaVision, for our existing clients will make the Pacific Exchange a more attractive listing venue for trading on ArcaEx. On February 28, 2005, PCX filed with the SEC for public comment and its approval, proposed revisions to our listing fees.

        As of December 31, 2004, there were approximately 236 companies listed on the Pacific Exchange, spanning a broad range of industries, including many Fortune 500® companies. Almost all of these companies have been listed prior to our partnership with the Pacific Exchange in 2000. Of these companies, six were exclusively listed on the Pacific Exchange for trading on ArcaEx including our common stock.

        Most companies listed on the Pacific Exchange are also listed on the NYSE. Of the 236 companies listed on the Pacific Exchange for trading on ArcaEx in 2004, approximately 200 of these companies were also listed on the NYSE, approximately 24 were also listed on the AMEX and 7 were also listed on Nasdaq.

        In order to list on the Pacific Exchange, a company must meet quantitative and qualitative listing criteria, including minimum market capitalization, net worth, number of shares outstanding and number of beneficial owners. In addition, listed companies must comply with corporate governance rules of the Pacific Exchange, which implement the corporate governance provisions of the Sarbanes-Oxley Act of 2002.

  Brokerage Execution Services

        Through our wholly-owned subsidiary, Wave Securities, L.L.C. (Wave), we also offer customers brokerage execution services. Wave provides a broker-dealer platform and software for institutional customers and other customers looking to trade on ArcaEx and to access other U.S. equity markets electronically.

        Institutional customers, such as mutual fund managers, other investment advisers and hedge funds, are generally not registered as broker-dealers and therefore are not eligible to obtain an equity trading permit, which is required to execute trades on ArcaEx. Therefore, as an equity trading permit holder, Wave provides access to ArcaEx by delivering direct access technology and connectivity to these non-equity trading permit holders, allowing them to enter orders to purchase and sell equity securities themselves rather than directing those orders to a traditional broker.

        In addition to providing access, Wave provides trade support as well as clearing and trade allocation services to these institutional customers. Wave may provide access to ArcaEx for broker-dealers that may be seeking to maintain anonymity of their trades and, to a lesser extent, reduce their clearing charges.

        Wave does not engage in proprietary trading or provide sales trading services to customers. Wave's most significant expenses include execution fees paid to market centers to which it offers access, clearing fees, license fees for software provided to institutional customers, and connectivity fees paid to network providers.

        For regulatory reasons, Wave is required to be physically separate from ArcaEx. In accordance with an SEC order approving proposed rule changes by the Pacific Exchange in connection with the establishment of ArcaEx as the equities trading facility of PCX Equities, the functions of Wave and its separation from ArcaEx were established. Wave is also a registered broker-dealer under the Securities

Exchange Act of 1934 (Exchange Act), a member of the NASD and a member of the Securities Investor Protection Corporation.

  Our Relationship with the Pacific Exchange

        As previously discussed above in this "Part I—Item 1—Business—Business Developments", we have entered into an agreement to acquire PCXH and all of its subsidiaries, including PCX. Our current relationship with our regulator PCX, which is a wholly-owned subsidiary of PCXH, is described below. Currently, we cannot predict the effects of our proposed acquisition of PCXH on our current relationship with PCX.

        In July 2000, we entered into a facility services agreement with the Pacific Exchange governing our relationship with the Pacific Exchange and PCX Equities, a for-profit corporate subsidiary of the Pacific Exchange to which the Pacific Exchange has delegated certain regulatory authority for ArcaEx. Under the terms of the agreement and a related contribution agreement (collectively referred to as the "contractual agreements"), the Pacific Exchange granted us the exclusive right to establish and operate ArcaEx as a facility of PCX Equities with respect to instruments traded on or eligible to be traded on the equities floor of the Pacific Exchange, as well as the right to receive all transaction fees, all market data fees and all listing fees from the operation of ArcaEx.

        Gerald D. Putnam, our Chairman and Chief Executive Officer, is a member of the board of directors of the Pacific Exchange. Under a contribution agreement between the PCX and Archipelago, the Company has the right to appoint an individual to be appointed or elected to the Board of Governors of the Pacific Exchange. Philip D. DeFeo, Chairman and Chief Executive Officer of the Pacific Exchange, is a member of the board of directors of Archipelago. Under our certificate of incorporation, for so long as ArcaEx remains an equities trading facility of PCX Equities and our facility services agreement with the Pacific Exchange and PCX Equities remains in effect, one of our directors must be a member of the board of directors of the Pacific Exchange or an officer or employee of the Pacific Exchange nominated by the board of directors of the Pacific Exchange.

        Under the terms of the contractual agreements, we are required to negotiate the regulatory fee in good faith. In 2004, we paid the Pacific Exchange approximately $7.2 million for regulatory services.

        On October 25, 2001, the SEC issued an order approving proposed rule changes by the Pacific Exchange in connection with the establishment of ArcaEx as the equities trading facility of PCX Equities. Under these rules, PCX Equities, using its own regulatory staff and not the employees of Archipelago, is responsible for conducting surveillance, examinations and enforcement to monitor compliance by ArcaEx and the broker-dealers who trade on ArcaEx, as well as their associated persons, with PCX Equities rules and procedures and federal securities laws and regulations. The Pacific Exchange retains the ultimate responsibility, as our self-regulatory organization, for the administration, compliance, and oversight of ArcaEx's rules and regulations as well as compliance by its members with the federal securities laws and regulations. The Pacific Exchange's board of directors must review and approve rule making and enforcement decisions of PCX Equities. ArcaEx's rules and regulations are designed to ensure fairness, encourage competition and maintain an open and transparent market. We operate ArcaEx and are responsible for ArcaEx's business activities to the extent that those activities are not inconsistent with the regulatory and oversight functions of the Pacific Exchange and PCX Equities as set forth in the PCX rules and the SEC order.

        In addition, PCX Equities rules provide that the books, records, premises, officers, directors, agents and employees of Archipelago are deemed to be the books, records, premises, officers, directors, agents and employees of the Pacific Exchange and PCX Equities for purposes of the federal securities laws. As a result of these rules, in addition to direct oversight by the Pacific Exchange and PCX Equities, Archipelago and its directors and officers are also subject to the SEC's oversight to the same extent as the Pacific Exchange, PCX Equities and the Pacific Exchange's directors and officers.

Information Technology

  Overview

        Technology is fundamental to our overall business strategy. We are committed to the ongoing development, maintenance and use of technology and to providing our customers with technological solutions. We spent approximately $30.0 million on our information technology in 2004.

        Our technological initiatives are focused on satisfying each of the objectives set forth below:

  •
  Functionality—our business-driven requirements should be delivered on time and with minimal defects;

  •
  Performance—our systems should provide fast, competitive response times;

  •
  Capacity/Scalability—our systems should be capable of supporting present needs and expanding to meet projected demands;

  •
  Reliability—the availability and performance of our systems should satisfy required goals; and

  •
  Total cost of ownership—our systems and operating environment should be managed with a competitive cost structure.

        Our electronic trading platform runs on mid-range Sun Microsystems servers. Our system is also designed to accept up to 10,000 orders per second and to provide up to 2,000 simultaneous customer connections. During 2004, our system handled an average of 19.2 million orders daily and 1.7 million trades daily, with a capacity to handle 6 million trades daily. We believe that we can quickly increase this capacity to a maximum of 10 million trades daily.

  Technology Infrastructure

        Data Centers.    To enhance the capacity and reliability of our systems, we have established data centers located in Chicago, Illinois and Weehawken, New Jersey. Our primary data center is located in Chicago, Illinois and is approximately 14,000 square feet in size. This data center became operational in the second quarter of 2002. We occupy approximately 8,200 square feet of space in Weehawken, New Jersey as our backup and recovery data center. This facility is redundant with the Chicago facility, permitting continued operations if either facility should fail.

        We help ensure the integrity of our data network through a variety of methods, including access restrictions and firewalls. We monitor traffic and components of our data network, and we use an application to detect network intrusions and monitor external traffic. Customer circuits and routers are monitored around the clock and anomalies in customer circuits are reported to our staff and carrier support personnel for resolution.

        Connection options.    We provide customers with a variety of ways to connect to ArcaEx. Customers can connect to ArcaEx through a wide variety of order management systems, third party private networks and service bureaus. ArcaEx can be accessed through the following networks: IXNet/Global Crossing, MacGregor, Radianz, TNS and TradeRoute.

        For a dedicated private line, standard telecommunications equipment includes a network router and associated hardware. To ensure proper installation, customers must provide a contact for communications, firewall, LAN and software issues in addition to the exact address and location for the line installation. Most customers interface to ArcaEx via one of two primary methods: frame relay or point-to-point (leased lines). Typically the choice of method is based on two criteria: the bandwidth requirements of the customer and the most cost effective way to satisfy those requirements. If a customer is in a major metropolitan area close to one of our data centers (Chicago or New York), a leased line affords the best price and performance. Alternatively, customers more distant from our data centers generally find that the less expensive frame relay connection meets their needs. Regardless of the method chosen, circuit redundancy and diversity can be provided.

        A virtual private network test connection provides customers with a secure encrypted private connection over the Internet between the customer's network and ArcaEx. Customers can use a VPN to test their application.

        Interface options.    We offer our customers different ways of interfacing with ArcaEx. These include FIX Gateway Interface and RealTick® Interface. Through the Archipelago® FIX Gateway, our customers can access ArcaEx using their existing trading system and third party vendors. The Financial Information eXchange (FIX) protocol is a messaging standard developed specifically for real-time electronic exchange of securities trading information. Archipelago confirms a customer's FIX connectivity through Arca Certification Testing.

  Competition

        The securities markets generally and our business in particular are intensely competitive, and we expect competition to intensify. We compete on the basis of several factors, including the following:

  •
  liquidity, both the number and range of buy orders and sell orders;

  •
  price per trade;

  •
  transparency;

  •
  speed and quality of execution;

  •
  quality of technology (including sophistication and number of order types, ease of use, connectivity and outage frequency);

  •
  reputation and brand awareness; and

  •
  regulatory supervision.

        Our primary competitors for trade execution of Nasdaq-listed securities are Nasdaq and Instinet. We also compete to a lesser extent with other ECNs and ATSs. Our primary competitors for trade execution of exchange-listed securities are the NYSE and the AMEX, the exchanges on which most exchange-listed equity securities in the United States have their primary listing. We primarily compete with Instinet, Nasdaq and AMEX with respect to trade execution of exchange-traded funds.

        We intend to compete with the NYSE, AMEX and Nasdaq for listing fees. Although Nasdaq and the NYSE currently generate significantly more listing revenues than the Pacific Exchange, we seek to grow our listing revenues and have launched a marketing campaign designed to increase brand awareness of ArcaEx in 2004. We also compete with these entities for market data fees based generally on our share of total trading volume.

        We will face many challenges in competing with other market centers. We believe that the NYSE and Nasdaq have significantly more developed brands than we do, giving them a competitive advantage in attracting listings to their trading markets. In addition, listing fees provide our principal competitors with more diversified revenues than we have, giving them a competitive advantage in the event of a market-wide reduction in trading volumes or a decrease in transaction fees or market data fees.

        We believe that one of our greatest competitive challenges lies in attracting trading volume in NYSE-listed securities away from the NYSE. The NYSE has significantly more liquidity in trading securities listed on its exchange than we do. This means that market participants send many more orders for purchase or sale of NYSE-listed securities to the NYSE than to ArcaEx. It is easier for sellers to find buyers, and for buyers to find sellers, in a large group of buyers and sellers than in a small group (i.e., a more liquid market). Market participants are also more likely to get the best price for their orders when their orders are exposed to the largest number of buyers and sellers. Because established liquidity pools attract buyers and sellers, it is difficult for developing market centers to increase their market share. We also believe that the "trade-through" rule of the Intermarket Trading System may place the NYSE at a significant competitive advantage over electronic marketplaces such as ArcaEx. For a discussion of the trade-through rule, see below "Part I—Item 1—Business—Certain Factors That May Affect our Business—The 'trade-through' rule of the Intermarket Trading System limits our ability to grow our market share in trading of NYSE-listed securities".

        We also face substantial price competition. In recent years, the pricing model for trade execution for equity securities has changed in response to competitive market conditions. To encourage investors to trade in their market centers, many of our competitors in the over-the-counter market reduced the fees they charge customers for trade execution. In addition, some competitors offered to pay fees, referred to as "liquidity payments," to customers who added liquidity to their systems by posting buy orders or sell orders that were matched, or executed against, on their system by participants purchasing or selling securities. For example, beginning in 2001, Instinet aggressively reduced prices by introducing a reduced fee schedule for market participants "taking liquidity" from its system (by matching, or executing against, an order posted on its system). In addition, Instinet offered to make payments to market participants providing liquidity to its system (by posting a buy or sell order on its system that is matched, or executed against, by a liquidity taker). As a result of increased price competition, beginning in April 2002, we aggressively reduced our transaction fees to match our competitors and, as a result, our revenues per transaction executed on the Archipelago system declined. In addition, in April 2002 we began making liquidity payments to customers adding liquidity to the Archipelago system in select securities. Since that time, we have continued to experience significant price competition for trade execution.

        Price competition also extends to market data fees, a portion of which we rebate to our customers for trading in exchange-listed securities. Recently our competitors have started to share the market data fees paid to them for trades executed on their system to encourage trading on their market centers. For example, Instinet recently revised its pricing structure to provide that customers that add liquidity to the Instinet limit order book in Tape B securities (e.g., AMEX-listed securities) will receive a portion of the market data revenue paid by the Consolidated Tape Association based on the number of reportable transactions executed by the customer. However, customers removing liquidity will not receive market data revenue from Instinet. Nasdaq also implemented a pricing structure where it will share market data revenue with customers for Tape A and B securities.

        It is likely that we will continue to experience significant pricing pressures and that some of our competitors will seek to increase their market share by further reducing their transaction fees, by offering higher liquidity payments or by offering another form of financial or other incentive. For example, on February 1, 2005, Nasdaq and its affiliate Brut implemented new pricing for trading exchange-listed securities which: (i) reduced the fees for trade executions for AMEX-listed ETFs; and (ii) charged a fee of $0.004 per share executed for certain routed orders. In addition, Nasdaq and its affiliate Brut have also eliminated access fees for trade executions in NYSE-listed securities.

        Competition has also intensified due to an increase in consolidations among participants in our industry. As a result of a consolidation, the surviving entity may have greater resources than we do and may offer a larger internal liquidity pool than Archipelago. However, we believe that our outbound order routing system would allow us to compete effectively with such a combined entity.

  Marketing

        To promote and build the ArcaEx brand, in September 2004, we launched our print and electronic media "Numbers This Big Are Hard To Ignore" campaign which focused on generating initial awareness of Archipelago and ArcaEx among corporate issuers interested in both primary and dual listings as well as providing continued awareness among the trading community. Specifically, "Numbers This Big Are Hard to Ignore" refers both to the masses that assemble in the campaign's commercials and to the trade volume and dollar amounts that change hands on ArcaEx every day.

  Employees

        As of December 31, 2004, we had 234 employees. None of our employees is subject to collective bargaining agreements or represented by a union. We consider our relations with our employees to be good.

Certain Factors That May Affect Our Business

  There are significant risks and uncertainties associated with our proposed acquisition of PCXH and its subsidiaries.

        As previously discussed above in this "Part I—Item 1—Business—Business Developments", we have entered into an agreement to acquire PCXH and all of its subsidiaries including PCX. Upon completion of the acquisition, PCXH, PCX and PCX Equities will operate as wholly-owned subsidiaries of Archipelago.

        There are significant risks and uncertainties associated with our proposed acquisition of PCXH and its subsidiaries. For example, the acquisition may not be consummated, or may not be consummated during 2005 as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the acquisition, or to obtain such approvals on the proposed terms; (ii) the submission of alternative proposals to acquire PCXH or its subsidiaries from competitors; or (iii) the failure of PCXH to receive shareholder approval for the acquisition.

        Furthermore, we may fail to realize the growth opportunities and the anticipated benefits to be derived from the combined businesses. There can be no assurances that our systems, policies or procedures will be implemented or integrated successfully into PCXH or its subsidiaries. There also can be no assurance that we will be able to successfully and timely integrate the operations, products, services or technology of PCXH and its subsidiaries with our Company. There also may be delays, complications and expenses relating to such implementation and integration. If we are not able to successfully combine our businesses, the anticipated benefits from the acquisition of PCXH and its subsidiaries may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, or that the disruption of our business or the ongoing business of PCXH and its subsidiaries due to the acquisition could adversely affect our ability to maintain relationships with customers or compete effectively in the market. Finally, upon consummation of the acquisition, management's present expectations of the future results of the acquisition may be modified or revised.

        Failure to manage our proposed acquisition of PCXH and its subsidiaries, or any other future acquisition we may undertake, could adversely affect our growth strategy and our future profitability and subject us to the risks identified above. Additionally, PCX and PCX Equities serve as our regulator. In the event that our proposed acquisition of PCX is not consumated and material conflicts of interest develop between our regulator and us, our operations could be adversely affected.

  We may have difficulty entering new markets including the options market.

        Currently, we operate in the equities securities market only and we do not trade non-equity securities, including options. We intend to expand our services with the ability to trade additional products upon the completion of our acquisition of PXCH and its subsidiaries, including options.

        The options market is rapidly evolving, highly competitive and extensively regulated. Upon entering into the options market, we face competition from both established and emerging market centers including AMEX, the International Securities Exchange, the Philadelphia Stock Exchange, the Boston Options Exchange, LLC, and the Chicago Board Options Exchange, Inc. There can be no assurance that a demand for our option trading services will develop or be sustained once generated. Furthermore, we cannot predict whether our option trading services will compete successfully with those of existing competitors or new market entrants. Additionally, the steps that have been taken to protect PCXH intellectual property may be inadequate to prevent its unauthorized use by competitors. In that event, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources which could adversely affect the business, financial condition and operating results. In the future we may be subject to intellectual property rights claims which may be costly to defend, could require us to pay damages and could limit our ability to use certain technologies.

        We cannot predict whether we can successfully integrate the trading of option products or any other security into our current business. Accordingly, there can be no assurances that we will be able to generate revenues from our future ability to trade options products or any other security.

  Our lack of revenue diversification may adversely affect our operating results and place us at a competitive disadvantage.

        We derived over 99% of our total revenues from our transaction-based business for the year ended December 31, 2004. Currently, our transaction-based revenues consist of fees we earn for trade execution primarily on ArcaEx (transaction fees), whether the trade is executed internally on ArcaEx or routed out to another market center, and fees we receive for market data we provide to centralized aggregators based on trading activity on ArcaEx (market data fees). If we fail to diversify our product and service offerings, or fail to successfully integrate new products into our business model, our operating results and future profitability will depend on our transaction-based business. The occurrence of any event that reduces the amount of transaction fees or market data fees we receive, whether as a result of fee reductions, declines in trading volumes or regulatory changes, will have a direct and significant impact on our operating results and future profitability.

        In addition, our dependence upon revenues derived solely from our transaction-based business may place us at a competitive disadvantage. Some of our competitors derive their revenues from more than one source as a result of more diversified product and service offerings. For example, Nasdaq realizes substantial revenue from listing fees. As a result, lower transaction fees or market data fees may impact our operating results and future profitability more significantly than our competitors', providing them with a competitive advantage in pricing their products and services or withstanding a reduction in trading volume.

        If the amount of trading volume on ArcaEx decreases, we will experience a decline in both transaction fees and market data fees. If our share of total trading volumes decreases relative to our competitors, we may be less attractive to market participants as a source of liquidity and we may lose trading volume and associated transaction fees and market data fees as a result. Other securities exchanges, Nasdaq and ECNs compete vigorously with us for trading volume. For a discussion of the factors that may impact trading volumes, see below "Part I—Item 1—Business—Certain Factors That May Affect Our Business—Factors beyond our control can cause trading volumes to fluctuate, which could significantly reduce demand for our services and harm our business".

  We face substantial competition that could negatively impact our market share and our profitability.

        We operate in a highly competitive business environment. We compete with a number of entities on several different bases, including the cost, quality and speed of our trade execution, the functionality and ease of use of our trading platforms, the range of our products and services, our technological innovation and adaptation and our reputation. Our principal competitors include the NYSE, Nasdaq and Instinet, which operates the INET ATS, the single electronic trading platform formed from the consolidation of the Instinet ECN and the Island ECN. We also compete to a lesser extent with other ECNs and alternative trading systems. Some of our competitors are better capitalized and substantially larger than we are and have substantially greater financial, technical, marketing and other resources. Some of our competitors, particularly with regard to public company listings, offer a wider range of services, have broader name recognition and have a larger customer base than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and customer requirements than we can, and may be able to undertake more extensive promotional activities. In addition, broker-dealers can internally match their customers' buy orders and sell orders instead of sending them to market centers for execution, thus decreasing trading volume. If we are unable to compete successfully in the future, our business, financial condition and operating results will be adversely affected. For a discussion of the competitive environment in which we operate, see above "Part I—Item—1—Business—Our Business—Competition".

  Price competition has impacted, and may continue to impact, our business.

        The securities trading industry is characterized by intense price competition. In recent years, the pricing model for trade execution for equity securities has changed in response to competitive market conditions. For example, beginning in late 2001 and early 2002, Nasdaq, Island and Instinet aggressively reduced prices by introducing a reduced fee schedule for market participants "taking liquidity" from their systems (by matching, or executing against, buy orders or sell orders posted on their systems). In addition, Instinet offered to make payments to market participants providing liquidity to its system (by posting buy orders or sell orders on its system that were matched, or executed against, by a liquidity taker). As a result of increased price competition, beginning in April 2002, we aggressively reduced our transaction fees to match our competitors and began making liquidity payments to customers adding liquidity to the Archipelago system in selected securities. As a result, our revenues per transaction executed on the Archipelago system declined and the growth of our transaction fees was significantly lower than the growth in our trading volumes over this period. For example: (i) in 2002 our transaction fees increased by 106.4%, although our trading volumes increased by over 170% in the same period; (ii) in 2003 our transaction fees increased by 20.5%, although our trading volumes increased by over 40% in the same period; and (iii) in 2004 our transaction fees increased by 13.1%, although our trading volumes increased by over 20% in the same period.

        Our revenues derived from market data fees are also subject to price competition. We currently rebate to our customers 50% of the market data fees we receive for trading in Tape B securities (e.g., AMEX-listed securities), and many of our competitors offer their customers similar rebates. For example, Instinet recently revised its pricing structure to provide that customers that add liquidity to the Instinet limit order book in Tape B securities will receive a portion of the market data revenue paid by the Consolidated Tape Association based on the number of reportable transactions executed by the customer. Customers removing liquidity will not receive market data revenue from Instinet, however. Nasdaq recently also implemented a pricing structure where it will share market data revenue with customers for Tape A and B securities. Price competition with respect to market data rebates could attract trading volume away from ArcaEx, leading to loss of market share and decreased revenues.

        Since April 2002, we have continued to experience significant price competition for trade execution. It is likely that we will continue to experience significant pricing pressures and that some of our competitors will seek to increase their market share by further reducing their transaction fees, by offering higher liquidity payments or by offering another form of financial or other incentive. In the event that our competitors engage in any of these activities, our operating results and future profitability could be adversely affected. For example, we could lose a substantial percentage of our market share if we are unable to price our transactions in a similar manner, or our margins could decline if we do reduce our pricing in response. In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time to capture market share. This environment could lead to loss of market share and decreased revenues, and could adversely affect our operating results.

        On April 12, 2004, Nasdaq implemented a new pricing schedule for its SuperMontage trading platform that (i) increased the amount Nasdaq pays high-volume customers (customers providing more than a daily average of 20 million shares) for "providing liquidity" to its platform and (ii) increased to a lesser extent the amount it charges all customers for "taking liquidity" from its platform based on the average daily shares of liquidity provided by each customer. As a result of these changes, Nasdaq significantly reduced the spread between the amount it charges high-volume customers and the amount it pays them, and reduced the amount per share it earns for these customers' trading activity. Because we rely on high-volume market participants for a significant portion of our trading volumes and revenues, we believe this new pricing schedule may have partially contributed to the slight decrease in our market share of Nasdaq-listed securities in the fourth quarter of 2004.

        On May 6, 2004, Nasdaq stopped charging market participants for "taking liquidity" in AMEX-listed securities (excluding ETFs) from its SuperMontage trading platform. We currently charge our customers a $0.003 per share fee for taking liquidity from ArcaEx in AMEX-listed securities.

        On February 1, 2005, Nasdaq and its affiliate Brut implemented new pricing for trading exchange-listed securities which: (i) reduced the fees for trade executions in AMEX-listed ETFs; (ii) charged a fee of $0.004 per share executed for certain routed orders. In addition, Nasdaq and its affiliate Brut have also eliminated access fees for trade executions in NYSE-listed securities.

        If any or all of Nasdaq's pricing initiatives succeed in encouraging market participants to shift trading activity from ArcaEx to Nasdaq, our trading volumes and our revenues will be materially and adversely affected.

  Our inability to display quotes for securities in increments that are less than a penny limits our ability to gain market share in securities that trade in sub-penny increments.

        As a facility of the Pacific Exchange we are bound by the SEC rules that apply to exchanges. Under current rules, although exchanges are permitted to execute trades in sub-penny increments, they may not display or rank quotes in increments that are less than a penny. All exchanges are required to round all quotes that are displayed on their proprietary data feed to the nearest penny. ECNs, however, are able to both display quotes in increments that are less than a penny in their proprietary data feed, as well as execute trades in sub-penny increments. As a result, ECNS could be a preferable trading venue for customers that desire to trade an equity security in sub-penny increments.

  Competition for products and services within our industry could adversely affect our business and we may be unable to attract new exclusive or dual listings.

        We operate in a business environment that has undergone significant and rapid technological change. To remain competitive, we must be capable of identifying and responding to customers' demands and evolving industry standards and regulations. For example, to achieve their trading objectives, our customers may demand new order types and enhanced order routing technology, which we may not be able to develop successfully. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, our inability may have a material adverse effect on our business, financial condition and operating results. Moreover, even if we are able to develop and introduce new products and services on a timely and cost-efficient basis, our products and services may not achieve market acceptance.

        In addition, we will face significant challenges as we seek to diversify our product and service offerings. We intend, for example, to diversify our business by competing with the NYSE, other exchanges and Nasdaq for listing fees from new market entrants. We will face substantial competition from these market centers, which have greater brand recognition than we do and a substantial number of listings. Many of these competitors also offer a broader range of services to accompany their listings than we currently offer. We currently generate substantially less than 1% of our total revenues from listing fees. Almost all of our listing fee revenue is derived from dual listed NYSE-issuers that selected the Pacific Exchange as an additional listing venue prior to our launch of ArcaEx. As of December 31, 2004, only five issuers have listed their equity securities on the Pacific Exchange since the launch of ArcaEx. There can be no assurances that we will be able to increase our revenues or to compete successfully by diversifying our product and service offerings in the future.

        In 2004, the NYSE announced its intention to increase its focus on electronic trading with its "hybrid market" proposal that was filed with the SEC for approval on August 2, 2004. The proposal would create a hybrid market that would still include the traditional system of floor traders who manually handle orders, but would increase the use of the NYSE's electronic trading platform. Under its hybrid proposal, the NYSE would eliminate many of the limits on the size, timing and types of orders that could be placed through its electronic trading platform. We believe our electronic trading model has significant advantages over the NYSE's current floor-based model and its proposed hybrid market. However, a move to enhance market participants' ability to engage in automated electronic trading on the NYSE could undermine one of our competitive advantages and may negatively impact our business.

  The eligibility criteria of the Nasdaq-100 Index could negatively affect our ability to attract new listings.

        On January 30, 2004, Nasdaq filed an amended registration statement with the Securities and Exchange Commission to modify the eligibility requirements for inclusion in the Nasdaq-100 Index, traded as "QQQQ" (formerly "QQQ"), one of the most widely-traded exchange-traded funds. This amendment limits the eligibility for inclusion in the index to companies that either are listed exclusively on Nasdaq or were dually-listed on another U.S. market prior to January 1, 2004. Nasdaq-listed companies that obtain a dual listing on the Pacific Exchange after January 1, 2004 will be ineligible to be included in the index. This amendment could create a significant disincentive to obtaining a dual listing on the Pacific Exchange for companies that desire to be included in the Nasdaq-100 Index.

  Consolidation and alliances among our competitors could impair our competitive position.

        In recent years, the securities trading industry has witnessed increased consolidation among market participants. Consolidations and alliances among our current competitors may create larger internal liquidity pools than we offer. The resulting larger liquidity pools may attract orders away from us, leading to reductions in trading volume and liquidity on ArcaEx, and therefore to decreased revenues. In addition, consolidations or alliances among our current competitors may achieve cost reductions or other increases in efficiency, which may allow them to offer better prices or customer service than we do.

        In 2004, Nasdaq acquired Brut, L.L.C., the owner and operator of a competing ECN. This transaction represents further consolidation among securities trading venues, which has increased the competition among ArcaEx, Instinet and Nasdaq for increased market share of Nasdaq-listed securities. In addition, the increasing consolidation eliminates potential acquisition targets or strategic partners.

  We are dependent on the members of our senior management team and other key personnel.

        We are highly dependent upon our co-founder and Chief Executive Officer, Gerald D. Putnam. Mr. Putnam's talents and leadership have been, and continue to be, critical to our success. The diminution or loss of the services of Mr. Putnam for any reason, and any negative market or industry perception arising from that diminution or loss, would have a material adverse effect on our business. We have entered into an employment agreement with Mr. Putnam that is currently set to expire in December 2005, and will renew automatically for successive one-year terms each December unless advance notice is provided by either party to the contrary. This agreement is important to the future of our business, and if we were to lose our rights under this agreement for any reason, including as a result of Mr. Putnam's voluntary resignation or retirement, our business would be materially adversely affected.

        Our success also depends largely on the efforts and abilities of the other key members of our senior management team. These individuals have worked together closely since we partnered with the Pacific Exchange to create ArcaEx in 2000. With the exception of Mr. Putnam, we do not have employment agreements with any member of our senior management team. Accordingly, it is possible that one or more members of our senior management team will resign to work elsewhere. Because each member of our senior management team has a different area of specialization, the departure of any one of these individuals could create a deficiency in one of the core aspects of our business. In addition, we may be unable to attract and retain qualified management and personnel in the future.

        Our success also depends on the efforts of our qualified and highly trained sales personnel and on our ability to recruit and retain highly skilled and often specialized personnel, particularly in light of the rapid pace of technological advances. The level of competition in our industry for individuals with this level of experience or these skills is intense. Significant losses of key personnel, particularly to competitors, could make it difficult for us to compete successfully in the securities trading industry.

  Our highly regulated environment may significantly restrict our business flexibility.

        The regulations applicable to ArcaEx as a facility of PCX Equities are different from, and in some respects more restrictive than, those governing ECNs. As a result, the regulatory structure applicable to ArcaEx may impact our operational flexibility in ways that could have a material adverse effect on our business. In addition, many of the regulations applicable to our business may have the effect of limiting our future activities, including activities that may be profitable to us.

        Rules governing trading on ArcaEx, including any changes to those rules, must be approved by the SEC and the Pacific Exchange, our regulator and self-regulatory organization. Some rules are submitted for public notice and comments are considered for an extended period of time by the SEC. As a result, developing new functionality for ArcaEx that requires rule changes may be subject to significant regulatory delays, which could lead to loss of business opportunities. Some of our competitors may be able to develop new functionality with less regulatory difficulty or delay. Our competitive position could be significantly weakened if our competitors are able to obtain SEC and any required self-regulatory organization approval for new functionality faster and with less difficulty than we can.

        PCX, our regulator, is also highly regulated as a self-regulatory organization by the SEC, which will be subject to any final rule adopted by the SEC as a result of its current proposal relating to the system of self-regulation in the U.S. securities markets. In addition to regulatory changes the SEC may propose in the future, regulatory actions against the PCX could adversely affect our business. As previously discussed above under "Part I—Item 1—Business—Business Developments", we have entered into an agreement to acquire PCXH and all of its subsidiaries including PCX. Upon completion of the acquisition PCXH, PCX and PCX Equities will operate as wholly-owned subsidiaries of Archipelago Holdings, Inc.

  The "trade-through" rule of the Intermarket Trading System limits our ability to grow our market share in NYSE-listed securities trading.

        We may face substantial difficulties in attempting to increase our market share in NYSE-listed securities trading. Our ability to increase our market share in NYSE-listed securities trading may be limited by the "trade-through" rule of the Intermarket Trading System, or ITS, which we believe disadvantages electronic exchanges and trading platforms. This rule generally prohibits "trading through" a better price, which occurs when a market center ignores a better buy or sell order disseminated on a competing market center.

        We believe that the effect of this rule is often to delay the speed of execution and reduce execution quality. An order routed through ITS to another market center with a better price is known as a "commitment to trade." Under current rules, a market center generally has at least 30 seconds (and, in some cases, up to two minutes) to decide whether to execute a commitment to trade. However, during this time, the customer cannot cancel a buy or sell order once it has been placed. As a result of this time delay, there is a risk that the transaction will not be executed at all, or will not be executed on terms as favorable to those available at the time the order was entered and routed through ITS. Despite the requirement that market centers route orders through ITS to another market center, other market centers sometimes trade through better prices available on ArcaEx. We believe that the requirement to route commitments to trade through ITS has discouraged many of our customers from increasing the volume of NYSE-listed securities they execute on ArcaEx.

        Additionally, Regulation NMS would establish a uniform trade-through rule for all market centers that would reaffirm price priority and, thus, require self-regulatory organizations to establish procedures reasonably designed to prevent trade execution at a price inferior to the best bid or offer of each "order execution facility" that displays a quote in the consolidated quotation system. As proposed, a "fast" or "automated" market would be able to ignore a superior price on a slow market if the price at which the order is executed is one cent to five cents (depending upon the price of the stock) within the quoted national best bid or best offer. Investors deemed to be "informed" under the proposal could "opt-out" of application of the trade-through rule and receive trade executions that trade through the quoted national best bid or best offer. We cannot predict whether these changes will be made to the trade-through rule in their proposed form, a different form or at all.

        In September 2002, the SEC implemented a "de minimis" exemption to the trade-through rule for exchange-traded funds, or ETFs, tracking the Nasdaq-100 Index ("QQQs"), the Dow Jones Industrial Average ("DIAMONDs") and the Standard & Poor's 500 Index ("SPDRs") for trade throughs up to 3 cents. These ETFs represented approximately 69.2% of our total trading volume of ETFs on ArcaEx during 2004. In 2004, we handled 15.6 billion shares of ETFs on ArcaEx. This exemption has been extended from time to time and most recently has been extended through September 4, 2005. We cannot predict whether the SEC will elect to extend the temporary de minimis exception beyond that date, propose a final rule or allow the exemption to lapse. If the de minimis exemption for ETFs is not extended, our trading volume of these ETFs could decrease, and our revenues could be adversely affected as a result.

  The SEC's proposed "Regulation NMS" could significantly and adversely affect our revenues and our operating results.

        In December 2004, the SEC re-published in the Federal Register "Regulation NMS," a series of market-reform proposals designed to modernize the regulatory structure of the U.S. equity markets. The comment period for the re-published Regulation NMS proposals expired on January 26, 2005 and the SEC may vote on the proposals during 2005. Although there is significant uncertainty involving the interpretation of the proposed regulations, if adopted as proposed, we believe that they could have a material adverse effect on our revenues. For example:

  •
  Intermarket Access.    As drafted, the proposed rule would impose a cap of $0.003 per share on the transaction fees charged by market centers to members (or customers) and non-members based on executions against the best bid or best offer displayed through the consolidated quote. The "consolidated quote" is the system that continuously provides the best bid quote and best offer quote in listed securities to the public. As a result, the transaction fees we charge for executions against displayed quotes would be capped, which could decrease the amount of transaction fees we earn and prevent us from increasing our revenues by imposing higher pricing. Transaction fees represented 89.4% of our total revenues for the year ended December 31, 2004, and any decline could have a material adverse effect on our operating results. The imposition of a cap on access fees at this level would likely prevent us and our competitors from making liquidity payments. As a result, the overall industry fee structure would likely change from the current model, which could have a material adverse affect on our business and results of operations.

  •
  Market Data.    Regulation NMS would change the existing formulas for allocating revenues derived from market data fees. The new formula would allocate revenues to market centers based on the value of the quotes and trades. The new rule also would give market centers and their members the ability to distribute their own data independently, with or without charging fees. However, market centers would still be required to provide their best bids and offers and last sale information for consolidated dissemination through the joint-industry plans. For the year ended December 31, 2004, market data fees represented approximately 10.5% of our total revenues. We are in the process of reviewing the proposals and, as a preliminary matter, believe that, if trading and quoting activity remained constant, our market data fees would potentially decline by a material amount if the proposal were adopted in its current form. Our competitors would also be subject under the proposal to the new formula, although, unlike us, some of our competitors may in fact benefit from the changes.

        We cannot predict whether these proposed changes will be adopted by the SEC in their proposed form, a different form or at all. In addition, many interpretive questions have been raised regarding the proposals as drafted and many variables must be considered in analyzing their impact. Accordingly, we cannot predict or quantify with any level of certainty the impact these proposed rule changes will have on our business. However, we believe that if the SEC adopts a proposal that would reduce our revenues from trade execution or limit our operating margins by regulating pricing, our results of operations and future profitability would be adversely affected. See "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations".

  Regulatory changes and changes in market structure could have a material adverse effect on our business.

        We operate in a highly regulated industry. In recent years, the securities trading industry and, in particular, the securities markets, have been subject to significant regulatory changes. Regulatory changes are generally made in response to innovations in markets and technology or to address regulators' specific concerns, such as ensuring best execution for investors. Moreover, the securities markets have been the subject of increasing political and public scrutiny in the past several years in response to a number of developments and inquiries. Any of these factors or events may result in future regulatory or other changes, although we cannot predict the nature of these changes or their impact on our business at this time.

        In June 2004, the SEC adopted "Regulation SHO," which establishes procedures to allow the SEC to temporarily suspend the operation of the current "tick" test (under which a short sale may be made generally when the price of the security is rising), and any short sale price test of any exchange or national securities association, for specified securities. In July 2004, the SEC established a pilot program under Regulation SHO, which will commence on May 2, 2005. The Company is considering the impact of the pilot program to its business. The SEC deferred consideration of the original proposal to replace the current "tick" test with a new uniform "bid test," which if adopted would allow short sales to be effected at a price one cent above the consolidated best bid. This proposal would apply to all exchange-listed securities and Nasdaq-listed securities, wherever traded, with the exception of certain pilot stocks in which there will be no short sale price test. The SEC could take further action on these proposals after the completion of the pilot program. We cannot predict whether the pilot program will be continued or modified in some manner or whether the "bid test" proposal will be adopted by the SEC at a later date in its proposed form, in a different form or at all. Accordingly, we cannot predict the impact Regulation SHO would have on our business.

        Our customers also operate in a highly regulated industry. The SEC and other regulatory authorities could impose regulatory changes that could impact the ability of our customers to use ArcaEx. The loss of a significant number of customers or a reduction in trading activity on ArcaEx as a result of such changes could have a material adverse effect on our business.

  We derive a significant percentage of our total revenues from customers who are also our investors.

        During 2004, eight of our top ten customers by revenues were also our stockholders. Revenues generated from the investors represented 49.6%, 38.4% and 36.3% of our total revenues in 2002, 2003 and 2004, respectively. Transaction fees paid by The Goldman Sachs Group, Inc. and its subsidiaries, including Spear, Leeds & Kellogg L.P., accounted for 27.7%, 13.9% and 9.8% of our total revenues in 2002, 2003 and 2004, respectively. The loss of one or more of these significant customers could have a material adverse effect on our business and results of operations.

  Factors beyond our control can cause trading volumes to fluctuate, which could significantly reduce demand for our services and harm our business.

        The volume of securities transactions and the demand for our products and services are directly affected by factors that are beyond our control, including:

  •
  general economic, political and market conditions;

  •
  broad trends in business and finance;

  •
  unforeseen market closures or other disruptions in trading;

  •
  the availability of short-term and long-term funding and capital;

  •
  the level and volatility of interest rates; and

  •
  inflation.

        The economic climate in recent years has been characterized by challenging business and economic conditions. During 2000 through early 2003, the major U.S. market indices experienced a severe decline and significant volatility. The weak and uncertain economic climate, together with corporate governance and accounting concerns, contributed to a reduction in corporate transactions, increased market volatility, and a generally more difficult business environment.

        During 2004, the U.S. equities market performance was decidedly mixed; however, initial public offerings and merger and acquisition activity was strong, providing for more trading activity in new issues and in the arbitrage arena. Overall, total U.S. market volumes in Nasdaq-, NYSE-, and AMEX-listed securities increased by 6.9% in 2004, up from 926.5 billion shares in 2003 to 990.5 billion shares in 2004. Our total U.S. market volume increased 20.1% in 2004, up from 116.8 billion shares in 2003 to 140.3 billion shares in 2004. In addition, we handled 25.3%, 1.8%, and 22.7% of the total trading volume in Nasdaq-, NYSE-, and AMEX-listed equities, respectively, in 2004. For more information concerning our market share, our trading volumes and other operating measures during 2004, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Statistical Information".

        Because a significant percentage of our revenues are tied directly to the volume of securities traded on ArcaEx, it is likely that a general decline in trading volumes would reduce our revenues and have a significant impact on our future profitability. An extension or worsening of the weak economic conditions that prevailed beginning in 2000 could result in a further decline in trading volumes and our revenues. Declining trading volumes and pricing pressures in the past have had, and in the future may again have, a significant adverse effect on our business, financial condition and results of operations.

        Our business may be affected by declines in trading volumes in technology-related securities. Equity securities of companies in the technology sector have in recent years experienced greater volatility, including fluctuations in trading volumes, than those in other sectors. We believe that Nasdaq is generally regarded as having a significant number of issuers that would be commonly considered as technology companies. Nasdaq-listed securities accounted for 91.7%, 89.3% and 81.2% of the trading activity handled on ArcaEx in 2002, 2003 and 2004, respectively. Accordingly, we believe that a decline in the total trading volume in Nasdaq-listed equity securities could have an adverse impact on our business. Based on historic volatility, we believe that a market-wide reduction in trading volumes could have a disproportionate impact on trading volumes in Nasdaq-listed securities, and on our operating results.

  Seasonal fluctuations in our quarterly operating results may negatively affect the market price of our common stock.

        Our business experiences seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. As a result, our operating results for the third quarter of any year may not be indicative of the results we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control, including the factors discussed above under "Part I—Item 1—Business—Certain Factors That May Affect Our Business—Factors beyond our control can cause trading volumes to fluctuate, which could significantly reduce demand for our services and harm our business".

  Insufficient systems capacity or systems failures could harm our business.

        Our business depends on the performance and reliability of the computer and communications systems supporting it. Notwithstanding our current capacity to execute up to six million trades per day, heavy use of our computer systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. If our systems cannot be expanded successfully to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, and delays in introducing new products and services.

        Our trading activities may be impacted by system failures of other trading systems, as a result of which we may be required to suspend trading activity in particular stocks or cancel previously executed trades under certain circumstances. These consequences could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation, customer claims or regulatory sanctions. We have experienced occasional systems failures and delays in the past and, although we cannot predict the likelihood of these events in the future, we could experience future systems failures or delays.

        Our systems and operations also are vulnerable to damage or interruption from human error, natural disasters, power loss, sabotage or terrorism, computer viruses, intentional acts of vandalism, and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation, damage our brand name and negatively impact our revenues. We also rely on a number of third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business and have a material adverse effect on our business, financial condition and operating results. We cannot predict the likelihood that services provided by third parties may be interrupted.

  We may have difficulty executing our growth strategy and managing our growth effectively.

        We have experienced significant growth in our business over the last three years through our merger with REDIBook ECN L.L.C., our acquisition of GlobeNet Securities, Inc. and our transition from operating an ECN to operating ArcaEx as the exclusive equities trading facility of PCX Equities.

        Continuing to grow our business will require increased investment in our facilities, personnel, and financial and management systems and controls. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our gross margin, and our future profitability, will be adversely affected.

        As part of our growth strategy, we intend to continue to evaluate potential acquisition opportunities, such as our proposed acquisition of PCXH and its subsidiaries, and strategic alliances in the future. Any such transaction may be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the securities trading industry, which may adversely affect our ability to find acquisition candidates or strategic partners that fit our growth strategy and our investment parameters. These transactions, including our proposed acquisition of PCXH and its subsidiaries, involve numerous risks, including, among others:

  •
  failure to achieve financial or operating objectives;

  •
  failure to successfully and timely integrate any operations, products, services or technology we may acquire or combine with in a strategic alliance;

  •
  diversion of management's attention and of other key personnel;

  •
  failure to obtain necessary regulatory or other approvals;

  •
  potential loss of customers or personnel; or

  •
  failure to obtain necessary financing on acceptable terms.

        Failure to manage successfully any acquisition we may make in the future, including our proposed acquisition of PCXH and its subsidiaries, could adversely affect our growth strategy and our future profitability and subject us to the risks identified above. We may face similar risks in managing future strategic alliances.

  We may not be able to obtain additional financing if and when we need it.

        We depend on the availability of adequate capital to maintain and develop our business. Historically, our capital requirements have been met from internally generated funds and funds raised from private investors. However, based on a variety of factors, including increased price competition, the cost of technology improvements and increased regulation, our ability to fund our capital requirements may vary from period to period. Additional capital may not be available to us on a timely basis, on favorable terms or at all.

  We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock

        We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing equity or convertible debt securities, which would reduce the percentage ownership of existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our common stock.

  Our inability to protect our intellectual property rights could adversely affect our business.

        To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could adversely affect our business, financial condition and operating results.

        In the future we may be subject to intellectual property rights claims, which may be costly to defend, could require us to pay damages and could limit our ability to use certain technologies. We currently do not own any patents. However, some of our competitors currently own patents and have actively been filing patent applications in recent years. For example, since 2002 we believe Nasdaq has filed directly or indirectly a substantial number of patent applications that may be ripe for review by the patent office in the near future and that may relate to our trading platforms and business processes. As a result, we could in the future face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or change or discontinue use of the portions of our technology that are found to be infringing or violating the rights of others or to obtain licenses from third parties.

  Our exposure to legal risks and claims may have an adverse effect on our business and results of operations.

        We face legal risks in our businesses. These risks include potential liability under securities or other laws for unauthorized or erroneous trade execution, breach of contract, unlicensed trading or materially false or misleading statements made in connection with securities and other transactions. Many of these risks may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We incur significant legal expenses in defending against litigation, and we expect to continue to do so in the future.

        In addition, a former business partner of our co-founders (including Mr. Putnam, our Chairman and Chief Executive Officer) has alleged misappropriation of a corporate opportunity, among other claims. Although it is not entirely clear what other relief the plaintiff may seek, the plaintiff may seek specific performance to transfer a portion of Mr. Putnam's equity interest in Terra Nova Trading, L.L.C., which owns a 0.6% interest in our company. In addition, the plaintiff may seek revenues derived from Archipelago's use of certain software, including future revenues. Accordingly, we cannot determine the impact this litigation could have on our business. If the litigation were to be determined adversely to Mr. Putnam, the plaintiff may be entitled to monetary damages, including punitive damages, which Mr. Putnam may need to satisfy through the sale of a portion of his common stock.

  Failures in our compliance systems could subject us to significant legal and regulatory costs.

        Our ability to comply with all applicable laws and rules is largely dependent on our establishment and maintenance of compliance, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. These systems and procedures may not be fully effective. We face the risk of intervention by regulatory authorities, including extensive examination and surveillance activity. In the case of actual or alleged non-compliance with regulations, we could be subject to investigations and judicial or administrative proceedings that may result in substantial penalties or civil lawsuits, including by customers, for damages, which can be substantial. We have been subject to NASD disciplinary actions. Any failure to comply with applicable laws and rules could adversely affect our business, reputation, financial condition and operating results and, in extreme cases, our ability to conduct our business or portions thereof.

  If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

        We have adopted policies and procedures to identify, monitor and manage our risks. These policies and procedures, however, may not be fully effective. Some of our risk management methods depend upon evaluation of information regarding markets, customers or other matters that are publicly available or otherwise accessible by us. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected. We have recently adopted new employee trading policies, and have limited experience monitoring and enforcing them. In addition, our insurance policies may not provide adequate coverage.

  The loss of services provided by affiliated companies could adversely affect our business.

        We rely on services provided by several companies owned by or affiliated with our strategic investors. For example, Spear, Leeds & Kellogg L.P., a subsidiary of The Goldman Sachs Group, Inc., or Goldman Sachs, provides us with certain clearing and settlement services. Townsend Analytics, indirectly owned in part by two of our co-founders, provides us with technological and administrative services. Several other related companies provide similar services. If any of these suppliers were to breach their contractual obligations to us or in the event of any other disruption, we may be unable to make alternative arrangements for the supply of these services on comparable terms and conditions. As a result, our business, financial condition and operating results could be materially adversely affected.

  Financial or other problems experienced by third parties could have an adverse effect on our business.

        We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. For example, we are exposed to credit risk for transaction fees we bill to customers on a monthly basis in arrears. Our customers and other third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our exposure to credit risk may be further impacted by volatile securities markets that may affect the ability of our customers and other third parties to satisfy their contractual obligations to us. In addition, we may not be successful in managing our credit risk through reporting and control procedures or by maintaining credit standards. Any losses arising from such defaults or other credit losses could adversely affect our financial condition and operating results. See "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk."

  We have operated at a loss for most of our history and we may operate at a loss in the future.

        We experienced net losses in each of 2000, 2001 and 2002 of $(39.2) million, $(38.0) million and $(35.6) million, respectively. Although we earned net income of $1.8 million in 2003 and net income attributable to common stockholders of $59.3 million in 2004, we may operate at a loss in the future. Our operating results may fluctuate significantly in the future as a result of a variety of factors, including:

  •
  decreases in trading volumes on ArcaEx;

  •
  increased competition from the NYSE and Nasdaq, as well as from ECNs and other alternative trading systems, which may impact our market share, increase price competition or decrease our market data fees;

  •
  our ability to compete with exchanges and Nasdaq for new listings and products and services;

  •
  regulatory changes and increased compliance costs;

  •
  changes in market structure;

  •
  our ability to diversify our sources of revenues and implement our growth strategy;

  •
  our ability to use our capital efficiently and raise capital when necessary;

  •
  our ability to respond to technological changes in the market;

  •
  our ability to successfully integrate the operations of any entities that we may acquire including PCX; and

  •
  general market and economic conditions.

        As a result of these factors and our limited operating history, it is difficult to predict our future earnings, if any, and we may experience significant losses in the future.

TRADING ON ARCAEX

Overview

        We believe that our combination of innovative market structure and leading-edge technology provides our subscribers with a trading venue that is faster and more transparent and that offers more consistent trading than our competitors. Fully electronic order matching, in opening auctions and during regular and extended trading sessions, replaces physical auctions on the trading floor of a traditional exchange. All orders are on equal footing, providing all participants the opportunity to compete electronically.

        Permitted users of ArcaEx, referred to as equity trading permit holders; and other users of ArcaEx discussed below are able to submit orders to an electronic file of orders, called the "ArcaEx Book," where trades are executed at prices equal to or better than the national best bid or offer. As part of our "best execution" model, ArcaEx employs a proprietary algorithm to search for the best execution for each order. Price-time priority means that bids are posted on ArcaEx in price order (best to worst) and then, if prices are the same, they are ordered based on the time the bid was posted (earliest to latest). ArcaEx users may choose to have their unexecuted orders left on the ArcaEx Book, returned to them, or routed to other markets. One of our broker-dealer subsidiaries offers facility routing services for orders that will be executed in other market centers. ArcaEx users may, however, establish routing arrangements with another provider of order-routing services or may use their own proprietary routing mechanisms.

Trading Sessions/Hours of Operation

        ArcaEx operates daily from 8:00 a.m. to 8:00 p.m. Eastern Time, excluding Saturday, Sunday and public holidays. In April 2005, we expect to begin opening ArcaEx at 4:00 a.m. Eastern Time. Currently, ArcaEx maintains three trading sessions each trading day:

  •
  the opening session from 8:00 a.m. to 9:30 a.m. Eastern Time, during which, as part of the price discovery process, two single-price auctions are conducted to match buy and sell orders at the price that maximizes the amount of tradable stock;

  •
  the core trading session from 9:30 a.m. to 4:00 p.m. Eastern Time, which coincides with the NYSE and Nasdaq trading sessions; and

  •
  an extended trading session from 4:00 p.m. to 8:00 p.m. Eastern Time.

Supported Order Types

        Archipelago has created new and innovative order types to meet customer needs for speed, immediacy and consistency. In addition to standard market orders and limit orders, ArcaEx also handles reserve orders, discretionary orders, intermediate or cancel orders and post-no-preference orders. ArcaEx currently offers over 20 order types to meet the needs of traders using basic and sophisticated market strategies. Set forth below is a sampling of order types used by traders on ArcaEx:

  •
  market order: an order to buy or sell a security that is to be executed at the best price obtainable.

  •
  limit order: an order to buy or sell a security at a specified price or better; a "marketable" limit order is a limit order to buy (or sell) a security at or below (or above) the consolidated best offer (bid) for the security.

  •
  discretionary order: an order to buy or sell a stated security at a specified display price as well as an undisplayed discretionary price. For example, a user could submit an order to buy 1,000 shares of ABC at $15, with the discretion to buy up to $15.50. In this case, the order is represented at a displayed price of $15, but under prescribed conditions the order may be filled, partially or completely at any allowable price up to the maximum discretionary price of $15.50.

  •
  reserve order: a limit order with a portion of the size displayed and with a reserve portion of the size not displayed on the ArcaEx Book. For example, a user could submit an order to buy 5,000 shares of ABC at $20 with a request that 1,000 shares be displayed. Therefore, the 1,000 shares would be displayed and the 4,000 share reserve size would not be displayed until the displayed size is exhausted.

  •
  cross order: a two-sided order with instructions to match the identified buy-side with the identified sell-side at a specified price.

Order Display and Execution

        ArcaEx maintains the ArcaEx Book, through which orders are displayed and matched. The ArcaEx Book features several components, called processes. Orders that cannot be executed through each of the processes are routed to the next process in accordance with the rules of PCX Equities.

  •
  Display order process.    Non-discretionary limit orders and market orders are matched against each other according to strict price-time priority. The display order process includes limit orders entered by market makers, known as "Q orders." In addition, the display order process includes the displayed portions of discretionary orders and reserve orders, ranked in the display order process at the specified limit price and the time of order entry. If a discretionary order is decremented (i.e., the displayed portion of the order is executed and "refreshed" from the undisplayed portion of the order), it remains ranked based on the displayed price and the time of original order entry.

  •
  Working order process.    The undisplayed portion of discretionary orders and reserve orders are ranked in the working order process. Discretionary orders are ranked in the working order process based on the displayed price and the time of original order entry. If the displayed portion of a reserve or discretionary order is exhausted, the displayed portion of the order is refreshed from the reserve or discretionary portion at the original displayed amount, and is submitted and ranked at the specified limit price and at the new time that the displayed portion of the order was refreshed.

        If the best price is not available on ArcaEx, the order can be automatically routed to another market center using our smart-order routing algorithm, referred to as our "outbound" trading capability. For trading in OTC securities and exchange-listed funds for which the SEC has granted a temporary "de minimis" exemption from the trade-through rule of the Intermarket Trading System, our customers can choose not to have their orders sent to other market centers that display better prices. For NYSE-listed securities, however, the trade-through rule requires outbound routing of customer orders—regardless of a customer's preference to have an order executed only through ArcaEx—whenever a better price is being quoted at another market center. For more information on the trade-through rule see "Part I—Item 1—Business—Certain Factors That May Affect Our Business—The 'trade-through' rule of the Intermarket Trading System limits our ability to grow our market share in NYSE-listed securities trading".

        Our customers are able to display their quotes anonymously, meaning that the counterparty to a trade would not know the identity of the other party until clearing of the trade. On December 15, 2003, we rolled out our new "attributed quote" functionality, but each user must make internal changes to use this functionality. Using an attributed quote, participants can choose to display orders, at their discretion, using their own ArcaEx market participant identifier. The functionality is provided on an order-by-order basis that allows order senders to decide whether they would prefer to advertise specific orders with their name or remain anonymous.

        The following diagram illustrates the ArcaEx Book and the trading processes:

        The best-ranked displayed order to buy and sell in the ArcaEx Book and the corresponding aggregate size of such orders associated with such prices are collected and made available to quotation vendors. We derive our "tape" revenues by providing these data, as well as price and volume of executed transactions.

Auctions

        As part of the price discovery process, in the opening trading session, ArcaEx conducts two single-price auctions: the opening auction at 8:00 a.m. Eastern Time and the market order auction at 9:30 a.m. Eastern Time. Both auctions are single-price Dutch auctions that match buy and sell orders at the price that maximizes the amount of tradable stock. The primary difference between the two auctions is that the market order auction will allow market orders, which require special accommodations because they are not priced, and the opening auction will not. During each of these auctions, ArcaEx will calculate and continually disseminate the indicative match price, the indicative match volume and the imbalance during the opening session.

        Opening Auction.    At 8:00 a.m. Eastern Time, limit orders designated for the opening session are matched and executed in the opening auction. ArcaEx accepts orders for the opening auction from 7:30 a.m. Eastern Time until the opening auction is concluded. Only limit orders are eligible to participate in the opening auction.

        The opening auction occurs at the "indicative match price" for each security, which means, generally, the price at which the maximum volumes of shares are executable at the time of the auction. If two or more prices can maximize executable volume, the opening auction occurs at the price closest to the closing price of the prior day's normal market hours. Unexecuted orders become eligible for the opening session immediately upon conclusion of the opening auction.

        Market Order Auctions.    The market order auction serves as a "bridge" between the opening auction and the core trading session; the executions of the market order auction are the first trades of the core trading session. Beginning at 8:00 a.m. Eastern Time and at various times thereafter, the "indicative match price" of the market order auction and the volume available to trade at such price is published electronically. Any market order imbalances associated with the auction are published electronically from time to time. Limit orders, market orders, and auction-only orders participate in the auction.

        As with the opening auction, ArcaEx calculates and continually disseminates the indicative match price, the indicative match volume and any imbalances associated with the auction. At 9:30 a.m. Eastern Time, the market order auction executes at a single price and all unexecuted orders are released into the core trading session.

        The match price is the best price that maximizes the volume that can be executed. The market order auction uses the match price closest to the closing price of the previous trading day (based on normal market hours) if more than one indicative match price is valid. Imbalances and indicative match prices in the market order auction are disseminated through the auction process.

        Closing Auctions.    In December 2003, the SEC approved the establishment of closing auctions in securities traded on ArcaEx. Market participants are able, beginning at 7:30 a.m. Eastern Time, to enter "market on close" and "limit on close" orders for inclusion in the closing auction, which takes place at 4:00 p.m. Eastern Time, at the close of the core trading session.

        Similar to the market order auction, the closing auction generally prices the auction based upon the best price that maximizes the volume that can be executed.

ARCA Executions Website

        ArcaEx subscribers can view nine days of historical data and the current day's execution data though a secured website. Detailed reports including reports detailing all trades executed on ArcaEx can be accessed seven days a week, 24 hours a day. Information available on a single execution record includes trade date, order ID, symbol, buy/sell, price, CUSIP, and execution ID as well as information relating to crosses and clearing. Execution information is updated to the execution website throughout the day. Under normal operations, execution data should be available within 5 minutes of execution. The final file for the current day is generated at the end of our extended trading hours and is available at approximately 12:00 a.m. Eastern Time.

Erroneous Execution Policy

        Pursuant to a policy designed to maintain the integrity of ArcaEx, the Pacific Exchange and its subsidiary PCX Equities, Inc., PCX Equities reserves the right to cancel or modify the terms of transactions executed through ArcaEx if PCX Equities determines that the transaction resulted from the placement of an order or a system malfunction that resulted in a demonstrably erroneous execution, which is defined as an execution at a price, for a quantity of shares or with a symbol that is substantially inconsistent with the current trading pattern of the security. Under this policy, the Pacific Exchange also reserves the right to delete from the consolidated tape any demonstrably erroneous execution even if the parties do not agree to cancel or modify the terms of the transaction. Under this policy, the Pacific Exchange also reserves the right to delete from the consolidated tape any execution that PCX Equities deems erroneous, even if PCX Equities does not cancel or modify the terms of the transaction as being demonstrably erroneous.

        If a user believes that a demonstrably erroneous execution has occurred, the user is required to contact the trading operations desk of ArcaEx generally within 30 minutes of the trade to request a ruling by PCX Equities. In certain circumstances, PCX Equities may consider requests made more than

30 minutes after the trade. If an order is routed away from ArcaEx, the execution is subject to the rules and policies of the market center to which the trade is routed.

Clearing

        Once a trade has been executed, records are sent to the Securities Industry Automation Corporation, or SIAC, the facility manager of the National Securities Clearing Corporation for clearance and settlement. All trading activity is transmitted to SIAC via computer as "locked in" transactions. A locked in transaction is one in which a computer has already matched the details of the trade from the buyer and seller.

        It is necessary for firms to become clearing equity trading permit holders to clear trades on behalf of introduced participants. Any equity trading permit holder that does not self-clear must provide the name of the entity providing clearing services (i.e., "clearing" broker) to the Pacific Exchange. The clearing broker must also be an equity trading permit holder. Additional agreements are required if the clearing firm would also like to be able to direct orders to ArcaEx.

        Clearing by our Broker-Dealer subsidiaries.    Archipelago Securities, L.L.C., one of our SEC-registered broker-dealer subsidiaries, provides optional outbound order routing services for our customers when the best price for a trade is displayed at another market center. When an outbound order is executed, Archipelago Securities, L.L.C. "steps in" the middle of the trade—that is, it buys or sells the security at the market center with the best price and enters into an offsetting transaction with our customer. For example, if the best price is available at Instinet's INET ATS for a customer's purchase of 100 shares of Microsoft stock, Archipelago Securities, L.L.C. will purchase 100 shares of Microsoft at INET and, through the facilities of ArcaEx, sell 100 shares of Microsoft to our customer. Archipelago Securities, L.L.C. is currently an "introducing broker" and a "routing broker" that clears these trades through DTCC directly.

        Wave Securities, L.L.C., as an equity trading permit holder, provides access to ArcaEx to non-equity trading permit holders. Unlike Archipelago Securities, L.L.C., Wave carries securities for the accounts of some of its customers (i.e., trades are not all "netted out" each day). Wave is also an "introducing broker" that does not provide its own clearing and custody of customer securities, and currently has clearing and custody arrangements with both Spear, Leeds & Kellogg and a subsidiary of Merrill Lynch.

        Self-Clearing.    In July 2004, we began to self-clear trades effected by certain broker-dealer customers accessing ArcaEx through our subsidiary, ATS. In addition, in January 2005, we began self-clearing all customer orders routed out to other market centers and executed by our wholly-owned subsidiary, Archipelago Securities, L.L.C., on behalf of ArcaEx.

ArcaEx Participants

        With the introduction of ArcaEx, PCX Equities simplified its membership rules to more accurately reflect the change in market structure from a traditional trading floor environment to an electronic one. Accordingly, PCX Equities provides for only one category of permit holders on ArcaEx, referred to as equity trading permit holders.

        Broker-dealers.    Any registered broker-dealer who wishes to trade on ArcaEx must obtain an equity trading permit from PCX Equities. An institutional investor can gain direct access to ArcaEx by becoming a "sponsored participant" of an equity trading permit holder. To become a sponsored participant, the institution must enter into a sponsorship arrangement with a sponsoring equity trading permit holder, which is an equity trading permit holder who has been designated by the institution to execute transactions on ArcaEx and clear and settle the transactions for the institution. PCX Equities will authorize any equity trading permit holder or sponsored participant who meets certain requirements to obtain access to ArcaEx. All users, both equity trading permit holders and sponsored participants, must enter into a User Agreement with Archipelago Exchange, L.L.C., the operator of ArcaEx.

        Retail participants.    Retail participants are not permitted to become direct participants of ArcaEx. Retail investors may access ArcaEx only through a registered broker-dealer.

        Market makers.    Almost all trades currently executed on ArcaEx are executed without the participation of a market maker. A security does not need to have a designated market maker to be traded on ArcaEx. As of December 31, 2004, there were five market makers registered to make markets on ArcaEx. However, Pacific Exchange and PCX Equities rules and our trading systems permit participants to register as market makers for securities traded on ArcaEx. All ArcaEx market makers must be equity trading permit holders, and must comply with the rules of the Pacific Exchange regarding order execution, clearing and settlement and minimum net capital requirements. As of December 31, 2004, approximately 365 securities traded on ArcaEx had registered market makers.

        All market makers trading on ArcaEx will be subject to the following responsibilities and duties:

  •
  maintaining continuous, two-sided displayed quotes (i.e., "Q orders") in the securities in which the market maker is registered during the core trading session;

  •
  maintaining adequate minimum capital in accordance with Pacific Exchange rules;

  •
  remaining in good standing with the Pacific Exchange; and

  •
  clearing and settling transactions through the facilities of a registered clearing agency (which may be satisfied by direct participation, use of direct clearing services or by entering into a correspondent clearing arrangement with another member that clears trades through that agency).

REGULATION

Overview

        As a participant in the securities industry, we are subject to extensive regulations in the United States and in certain other jurisdictions in which we operate. The regulatory framework that applies to our business activities and operations includes:

  •
  regulation as the operator of a "facility" of a national securities exchange;

  •
  regulation of our U.S. broker-dealer subsidiaries, including Wave Securities, L.L.C. and Archipelago Securities, L.L.C.; and

  •
  regulation of our foreign subsidiaries registered or licensed in the United Kingdom and Canada.

        These activities are subject to U.S. federal and state laws, as well as certain foreign regulations as described below. The rules and regulations applicable to our business are generally intended to safeguard the integrity of the securities markets and to protect the interests of public market participants. They are not, however, designed to protect the interests of Archipelago's stockholders. Our regulatory environment is subject to change. Any future legislation or regulation, or changes in the interpretation or enforcement of existing laws and rules, may adversely affect our business, financial condition and operating results.

        Federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws. The second tier consists of "self-regulatory organizations," or SROs, which are non-governmental entities that must register with, and are regulated by, the SEC. SROs include national securities exchanges, such as the Pacific Exchange and the NYSE, and national securities associations, such as the NASD. Among other roles, SROs periodically inspect their member firms and enforce federal securities laws and SEC regulations. SROs also establish and enforce their own rules.

Regulation by the Pacific Exchange and SEC Oversight

        The Archipelago Exchange was created in connection with our alliance in 2000 with the Pacific Exchange and the SEC's approval of related Pacific Exchange rule changes in October 2001. Founded in 1862, the Pacific Exchange is a national securities exchange registered with the SEC under Section 6 of the Exchange Act. The Pacific Exchange was the first U.S. stock exchange to demutualize, establishing PCX Equities, Inc. as a for-profit, corporate subsidiary of the Pacific Exchange in 2000. The Pacific Exchange is the SRO responsible for regulating activity that takes place on ArcaEx. As an SRO, the Pacific Exchange is responsible for regulating its members through the adoption and enforcement of rules and regulations governing their business conduct. The Pacific Exchange has delegated certain regulatory authority for ArcaEx to PCX Equities. PCX Equities is responsible for strict compliance by ArcaEx and the persons using ArcaEx with its rules to promote public confidence and to assure a fair and orderly market.

        All regulatory functions of the Pacific Exchange, including establishing rules for the operation of ArcaEx, inspecting member firms and regulating market activity, are carried out exclusively by Pacific Exchange or PCX Equities personnel. Archipelago employees do not participate in the regulatory function of the Pacific Exchange or PCX Equities. The Pacific Exchange and PCX Equities, and not Archipelago, retain the ultimate regulatory authority over ArcaEx, including:

  •
  the authority to qualify issuers for listing on the Pacific Exchange;

  •
  the authority to monitor continued compliance with listing standards by Pacific Exchange-listed companies and, when appropriate, take steps to delist issuers that no longer meet continued listing criteria;

  •
  the authority to establish and interpret rules and regulations for users of ArcaEx and associated persons, including trading rules, fees and access to and use of system facilities;

  •
  the authority to determine regulatory and trading policies, including the development and adoption of rule changes relating to business conduct and trading activities of ArcaEx users and associated persons;

  •
  the authority to take necessary actions to assure compliance with the rules of the Pacific Exchange and PCX Equities, the federal securities laws and other related rules through examination, surveillance, investigation, enforcement and disciplinary actions; the authority to administer programs and systems for the surveillance and enforcement of rules governing the conduct and trading activities of ArcaEx users and associated persons; and

  •
  the authority to examine and investigate ArcaEx users and associated persons and to place restrictions on the business activities of these persons consistent with the public interest, the protection of investors and the federal securities laws.

        Archipelago Exchange, L.L.C., the operator of the equities trading facility of PCX Equities, is subject to SEC rules and regulations governing national securities exchanges, although it is not registered or required to register as an exchange under the Exchange Act. Through the rules of the Pacific Exchange and PCX Equities, the SEC has the authority to oversee the premises, personnel and records of ArcaEx in the same manner that the SEC has over the Pacific Exchange and other national securities exchanges. Under Pacific Exchange rules:

  •
  the books, records, premises, officers, directors, agents and employees of Archipelago Exchange, L.L.C. are deemed to be the books, records, premises, officers, directors, agents and employees of the Pacific Exchange and PCX Equities for purposes of the federal securities laws;

  •
  Archipelago Holdings, Inc. is required to maintain all of its books and records within the United States;

  •
  the books and records of Archipelago Exchange, L.L.C. are subject at all times to inspection by the Pacific Exchange, PCX Equities and the SEC, and are required to be maintained in the United States; and

  •
  all officers and directors of Archipelago Holdings, Inc. are deemed to be officers and directors of the Pacific Exchange and PCX Equities for purposes of and subject to oversight under the federal securities laws.

        Accordingly, the SEC may exercise direct supervisory and disciplinary authority over certain Archipelago activities, including ArcaEx. Rules established by the Pacific Exchange and PCX Equities are also subject to SEC approval and, in some cases, public notice and comment.

U.S. Broker-Dealer Regulation

        In addition to the regulations discussed above, Wave Securities, L.L.C., Archipelago Securities, L.L.C. and Archipelago Trading Services, Inc. are "broker-dealers" regulated by both the SEC and the NASD. Registered broker-dealers are subject to a complex combination of federal law and SEC and SRO rules that cover all aspects of their business, including sales methods, trade practices, use and safekeeping of customer funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct of directors, officers and employees. Broker-dealers are also required to notify regulators when net capital falls below certain predefined criteria, and are limited in their ability to distribute or withdraw capital.

Foreign Subsidiaries

        Our subsidiary in the United Kingdom, Archipelago Europe Limited, is registered with, and regulated by, the Financial Services Authority of the United Kingdom. Our Canadian subsidiary, Wave Securities Canada Inc., is registered with, and regulated by the Ontario Securities Commission and the Quebec Securities Commission, and is a member of the Investment Dealers Association of Canada, a SRO.

ITEM 2.    PROPERTIES

        The Company does not own any real property. Currently our facilities include the following:

  •
  Our principal executive offices are located at 100 South Wacker Drive, Chicago, Illinois, and comprise approximately 59,000 square feet of leased space. We have two leases covering different portions of this space, expiring in August 2006 and March 2014.

  •
  We lease approximately 4,000 square feet of office space in Maitland, Florida for our technology development team under an agreement expiring on August 31, 2009.

  •
  We occupy approximately 8,200 square feet of space in Weehawken, New Jersey as our backup and recovery data center. This facility is redundant with the Chicago facility, permitting continued operations if either facility should fail.

  •
  We maintain sales or broker dealer offices in New York, New York, Boston, Massachusetts, San Francisco, California and Toronto, Canada as well as an office in London, England to aid our service to European investors.

        In addition to the above facilities, we sublease approximately 44,000 square feet of space in New York, New York and Altamont Springs, Florida.

        Currently, we lease over 143,000 square feet of office space. Our space requirements have increased significantly over the last several years as our business has grown. However, we have been able to lease additional space promptly and we believe that the space we lease is sufficient to meet our current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS

Matters Relating to Our Company

        The following is a description of developments with regard to litigation matters relating to Archipelago and our Chief Executive Officer, each of which were previously reported in our final Prospectus dated August 12, 2004 and Form 10-Q dated November 9, 2004.

        Nasdaq Litigation.    In October 2003, Nasdaq filed a complaint against our Company and the Pacific Exchange in the United States District Court Southern District of New York alleging that we have improperly used the "Nasdaq" and "QQQ" trademarks in our advertising activities without entering into a license agreement to do so. Nasdaq has alleged that, among other things, we have violated federal and common law and unfair competition laws, and have misappropriated intellectual property. Nasdaq seeks to recover damages and profits relating to the use of the symbol "QQQ," including our use of "QQQ" in advertising, and to preliminarily and permanently enjoin us from trading the QQQ product and any other proprietary financial product of Nasdaq without a license from Nasdaq.

        On September 15, 2004, Judge Denise Cote of the Southern District Court issued an order granting our motion to dismiss Nasdaq's common law claims and ruled that ArcaEx has the right to facilitate trading of the Nasdaq-100 tracking stock, known as QQQ; and, that Nasdaq had no rights in the QQQ that would permit Nasdaq to restrict trading by ArcaEx through the imposition of a licensing regime. In her order, Judge Cote also denied Archipelago's motion to dismiss Nasdaq's Lanham Act claim against Archipelago's advertisements, although she stated that the claim "appear[s] weak." We filed an answer in response to Nasdaq's remaining Lanham Act claim on October 6, 2004 and Nasdaq filed a leave to file an amended complaint on November 12, 2004. On January 20, 2005, Archipelago filed a motion for Rule 11 sanctions against Nasdaq with regard to Nasdaq's amended complaint. Currently, the parties are engaged in discovery with regard to the remaining claim.

        Island Arbitration.    In September 2002, an arbitration claim was filed by The Island ECN, Inc. (which is now owned by Instinet) with the NASD against REDIBook ECN L.L.C. (now known as Archipelago Securities, L.L.C.), alleging that we had failed to make full payments pursuant to certain modified fee schedules under a subscription agreement with Island. The claimant alleged, among other things, breach of contract and unjust enrichment, and sought to recover unpaid fees in excess of $9 million. In December 2002, we filed counterclaims against the claimant for the payments we made from January 2001 to May 2002 under the claimant's allegedly discriminatory fee schedules, alleging breach of contract, breach of the obligation of good faith, and violations of the federal antitrust statutes. Our countersuit requested dismissal of Island's demands for relief and sought $90 million in treble damages under the federal antitrust statutes. In addition, in January 2003, we brought similar claims against Instinet in a separate action before the NASD seeking no less than $123 million in treble damages. These three actions—the action brought by Island, our countersuit against Island, and our suit against Instinet—have been consolidated into one case before the NASD. The responses from

Island and Instinet to our answers to their claims were made on January 9, 2004. The NASD re-served Island's statement of claim on Archipelago Securities on March 12, 2004. In response, Archipelago Securities re-filed its statement of answer and counterclaims against Island on April 26, 2004. On June 2, 2004, Archipelago Securities filed an amended answer and statement of claim against Island and an amended statement of claim against Instinet. On June 29, 2004, both Island and Instinet filed amended responses to our submitted pleadings. The parties have also served document demands and information requests ("discovery requests") upon each other. Island and Instinet served their discovery requests on Archipelago on April 16, 2004. Archipelago served discovery requests on Island and Instinet on May 5, 2004.

        The arbitrators have been selected by the NASD for this matter and a discovery plan has been adopted. The parties have agreed to an arbitration schedule under which the panel will hear the arbitration in the fall of 2005. Currently the parties are engaging in discovery.

        IIG Capital Litigation.    In December 2003, IIG Capital L.L.C., a factoring company, filed a claim against us in a New York state court as successor in interest to REDIBook ECN L.L.C., alleging that it purchased various claims from Market XT ECN, including claims against Archipelago and REDIBook for fees owed for access and trading on the Market XT ECN during 2002. The plaintiff is claiming damages of approximately $7,000,000. On January 15, 2004, the plaintiff served us with a complaint. On March 2, 2004, we filed a motion to dismiss the complaint based upon a failure to state a claim. The plaintiff responded on April 11, 2004, and we filed a reply brief on May 3, 2004. Oral argument on our motion to dismiss took place on June 23, 2004. On January 3, 2005 the court issued a decision denying our motion to dismiss the claim. The parties engaged in a status hearing on March 14, 2005 where the parties set a discovery schedule.

        In addition to the matters described above, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

Matters Relating to Mr. Putnam

        In addition to the matters described above under "—Matters Relating to Our Company", Mr. Putnam is currently, or was involved in the following legal proceedings. The Company had also been a party to each of the matters described below, however, as reported in our Quarterly Report on Form 10-Q dated November 9, 2004, the Company has been dismissed from each matter.

        Borsellino Litigation.    In September 2000, plaintiffs Lewis Borsellino, a former business partner of Mr. Putnam and equity holder in CTA, and I.M. Acquisitions, L.L.C, an entity owned by Mr. Borsellino, filed a complaint in Illinois State Circuit Court naming Mr. Putnam and other former members of CTA as defendants. The complaint alleged that Mr. Putnam and the other defendants secretly diverted assets of CTA to their other business ventures. The complaint also alleges that a 1998 Settlement Agreement between the parties addressing these allegations was based on fraud, and that the defendants violated their fiduciary duties with respect to plaintiffs by allegedly failing to disclose material information during the 1998 settlement negotiations. Archipelago, L.L.C. (the predecessor company to the Company's wholly-owned subsidiary Wave Securities, L.L.C.) was also named as a defendant in this action although it was never a member of CTA.

        On April 11, 2001, the court dismissed Archipelago L.L.C. and the other defendants with prejudice from the September 2000 complaint. On May 2, 2001, the plaintiffs filed a motion to vacate the court's April 2001 dismissal order and for leave to file an amended complaint against the original defendants. On May 7, 2001, the court denied the plaintiffs' motion to vacate the April 2001 dismissal order, but granted to the plaintiffs the right to file another amended complaint against all of the defendants except Archipelago L.L.C., stating that "there is no just reason to delay the enforcement or appeal of this Court's Order of April 11, 2001, dismissing defendant Archipelago L.L.C. with prejudice." The plaintiffs did not appeal the court's decision with respect to Archipelago, L.L.C.

        On May 21, 2001, the plaintiffs filed a second motion to vacate the court's April 2001 dismissal order, and for leave to file an amended complaint against all of the defendants, except Archipelago L.L.C. In November 2001, the court granted the plaintiffs' motion and allowed the plaintiffs to file their amended complaint against Mr. Putnam and the other defendants, except Archipelago L.L.C.

        On January 16, 2002, the plaintiffs filed a second amended complaint that seeks compensatory and punitive damages in excess of $80.0 million, as well as reimbursement of attorneys' fees and the cost of litigation. On November 12, 2002, Mr. Putnam and the other defendants filed a motion to dismiss the second amended complaint; however on October 27, 2004, the court denied the defendants' motion.

        On March 24, 2004, the plaintiffs filed a motion for leave to file a third amended complaint, which, if granted, would replace the second amended complaint. On April 28, 2004, the defendants filed a motion in opposition to the plaintiffs' motion for leave to file a third amended complaint. No hearing date has been set for argument on this motion.

        In addition to the litigation described above, on March 23, 2004, the plaintiffs filed a separate complaint against Holdings, L.L.C. and "ArcaEx" alleging, among other things, unjust enrichment in connection with the alleged activities of the CTA member defendants, including Mr. Putnam. The complaint sought a constructive trust on all property received as a result of the alleged activities. On May 21, 2004, the Company filed a motion to dismiss plaintiffs' claims against Archipelago Holdings, L.L.C. and "ArcaEx". On September 14, 2004, the Illinois Circuit Court entered an order dismissing both Archipelago Holdings and "ArcaEx" from this litigation with prejudice.

        Lozman Litigation.    Archipelago, L.L.C., Archipelago Holdings, L.L.C., Terra Nova Trading, L.L.C., an investor that owns 0.6% of our company, and Mr. Putnam, our Chairman and Chief Executive Officer, were named as defendants in a civil action filed in the Circuit Court of Cook County, Illinois, on August 9, 1999. One plaintiff, Fane Lozman, is a former business associate of Mr. Putnam, and another plaintiff, Blue Water Partners, Inc., is a corporation owned by Mr. Lozman. Mr. Putnam was at one time its president. The wrongful conduct alleged in plaintiffs' complaint predates Archipelago's formation in December 1996. Plaintiffs alleged that Archipelago (i) breached a joint venture agreement with the plaintiffs, (ii) engaged in corporate oppression in violation of Illinois law, (iii) usurped corporate opportunities belonging to the plaintiffs in the form of the plaintiffs' "ideas" concerning electronic communication networks, electronic trading and electronic stock exchanges, (iv) breached duties of good faith and fair dealing, and (v) conspired with the other defendants to injure the plaintiffs. The lawsuit seeks, among other relief, money damages, an accounting and the imposition of a constructive trust on all property, benefits, profits and unjust enrichment the defendants have received and will receive by virtue of the alleged wrongful acts. We believe these claims relate only to Terra Nova Trading's ownership in Archipelago and any direct or indirect interest of Mr. Putnam, Stuart Townsend and MarrGwen Townsend in Archipelago.

        The Circuit Court dismissed all of the plaintiffs' claims against Archipelago on March 20, 2000. In April 2002, the Appellate Court of Illinois affirmed the Circuit Court's order of dismissal, except that it determined that it did not have appellate jurisdiction to review the dismissal of the plaintiffs' claims against Archipelago for usurpation of corporate opportunities, which contend that Archipelago is derivatively liable for the conduct of the remaining defendants. The Appellate Court determined that it did not have appellate jurisdiction to review the claims against Archipelago for usurpation of corporate opportunities because as to these claims, the Circuit Court's order of dismissal was not final and appealable under the applicable rules governing appellate jurisdiction. In March 2003, the plaintiffs moved the Circuit Court to vacate its March 20, 2000 order of dismissal as it concerns the plaintiffs' claims against Archipelago for usurpation of corporate opportunities. On April 7, 2004, the Circuit

Court denied the plaintiffs' motion to vacate and to reinstate Archipelago as a defendant. Plaintiffs have not yet taken an appeal from this decision.

        With regard to the remaining claims against the Mr. Putnam and Terra Nova Trading, LLC, a trial by jury commenced in November 2004. On December 16, 2004, the jury rendered binding verdicts on the oral and written contract claims and found that Mr. Putnam and Terra Nova Trading, L.L.C. were not liable. The jury also found that the releases executed in 1995 by and between the plaintiffs and Mr. Putnam and Terra Nova Trading, LLC, were valid and enforceable. The judge has not yet entered judgment on these verdicts. As for the claim that Mr. Putnam breached his fiduciary duty to the plaintiffs, the jury issued an advisory verdict to the judge in which it determined that Mr. Putnam and Terra Nova Trading, LLC, had usurped a corporate opportunity in violation of his fiduciary duties. The jury also answered a non-binding special interrogatory in which it valued the usurped opportunity at $2.5 million. However, the judge has determined that because Plaintiff's fiduciary duty claim is equitable in nature, the judge, rather than the jury, will make the final, binding determination as to Mr. Putnam's liability under this claim and the amount of damages. Accordingly, the parties are currently awaiting the court's final ruling on the fiduciary duty claim, as well as the entry of judgment in favor of Mr. Putnam and Terra Nova Trading, LLC, on the oral and written contract claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders for the fiscal year ended December 31, 2004 following our initial public offering on August 12, 2004.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock has been trading on ArcaEx, the equities trading facility of the Pacific Exchange ("PCX"), under the symbol "AX" since our initial public offering on August 12, 2004. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by PCX:

	High	Low
2004
Third Quarter (from August 12, 2004)	$15.45	$12.30
Fourth Quarter	22.25	14.01

        On March 7, 2005, the closing sales price per share for our common stock as reported on ArcaEx was $19.00.

Holders

        As of March 7, 2005, there were approximately 2,800 registered holders of record of our common stock.

Dividends

        We have not paid dividends on our common stock since our conversion to a Delaware corporation in August 2004 and do not intend to pay any cash dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, our financial condition, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors.

Use of Proceeds from Initial Public Offering

        All of the net initial public offering proceeds remain invested in short-term marketable securities pending application of the funds to general corporate purposes. There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus dated August 12, 2004 filed with the SEC pursuant to Rule 424(b).

Repurchases of Equity Securities

        We did not repurchase any of our securities during the fourth quarter of 2004.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data presented below is derived from our consolidated financial statements, which have been audited by Ernst and Young LLP, independent registered public accountants. Such selected financial data should be read in connection with our consolidated financial statements and related notes and "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and

Results of Operations" included elsewhere in this report. Historical financial statement information may not be indicative of our future performance.

	Year ended December 31,
	2000	2001	2002(1)	2003	2004(2)
	(In thousands, except per share data)
Results of Operations:
Revenues(3)
Transaction fees	$80,598	$172,253	$355,618	$428,427	$484,208
Market data fees(4)	—	—	1,483	29,461	56,598
Listing fees	—	—	311	450	445

	80,598	172,253	357,412	458,338	541,251
Equity entitlements(5)	(20,514)	(17,022)	—	—	—

Total revenues	60,084	155,231	357,412	458,338	541,251

Cost of revenues(3)
Liquidity payments(6)	—	—	45,784	152,834	200,655
Routing charges	21,840	63,914	151,473	115,050	90,364
Clearance, brokerage and other transaction expenses	20,564	29,094	90,273	65,717	39,141

Total cost of revenues	42,404	93,008	287,530	333,601	330,160

Gross margin	17,680	62,223	69,882	124,737	211,091

Indirect expenses(3)
Employee compensation and benefits	13,202	21,678	24,320	39,986	42,794
Depreciation and amortization	2,462	10,115	17,681	30,529	26,680
Communications	11,128	26,838	23,695	20,687	19,598
Marketing and promotion	18,627	24,455	19,078	8,268	20,286
Legal and professional	8,529	6,450	7,511	8,610	11,520
Occupancy	1,146	2,003	2,704	4,156	4,609
General and administrative	2,848	8,107	9,216	11,668	12,605

Total indirect expenses	57,942	99,646	104,205	123,904	138,092

Operating income (loss)	(40,262)	(37,423)	(34,323)	833	72,999
Interest and other, net	8,466	3,269	1,386	940	2,897
Unrealized loss on investment owned	(7,397)	(3,865)	(2,702)	—	—

Income (loss) before income tax provision	(39,193)	(38,019)	(35,639)	1,773	75,896
Income tax provision(7)	—	—	—	—	6,956

Net income (loss)	(39,193)	(38,019)	(35,639)	1,773	68,940
Deemed dividend on convertible preferred shares(8)	—	—	—	—	(9,619)

Net income (loss) attributable to common stockholders	$(39,193)	$(38,019)	$(35,639)	$1,773	$59,321

Basic earnings (loss) per share(9)	$(2.57)	$(2.35)	$(1.14)	$0.05	$1.47

Diluted earnings (loss) per share(9)	$(2.57)	$(2.35)	$(1.14)	$0.05	$1.38

Basic weighted average shares outstanding(9)	15,271	16,198	31,222	36,169	40,301
Diluted weighted average shares outstanding(9)	15,271	16,198	31,222	36,980	42,915

Balance Sheet (As of the end of the year)
Cash and cash equivalents(8)(10)(11)	$99,102	$54,752	$48,964	$111,815	$177,878
Receivables from brokers, dealers and customers(12)	10,081	20,842	25,662	38,666	31,400
Receivables from related parties	4,358	10,092	18,595	38,548	41,726
Total assets(10)	238,597	234,355	376,419	465,892	534,448
Total stockholders' equity(11)	216,754	195,758	302,822	303,293	460,873
	Year ended December 31,
	2001	2002(1)	2003	2004
Statistical Data (unaudited)(13)
Our total U.S. market volume (millions of shares)	29,966	81,587	116,800	140,306
Our share of total U.S. market volume(14)	3.48%	8.86%	12.61%	14.17%
Our total volume of Nasdaq-listed securities (millions of shares)	27,356	74,781	104,312	115,008
Our share of total volume of Nasdaq-listed securities(14)	5.89%	17.24%	24.57%	25.25%
% of handled shares matched internally	2.42%	10.37%	16.78%	19.20%
% of handled shares routed out	3.47%	6.87%	7.79%	6.05%
Our volume in NYSE-listed securities (millions of shares)	2,040	4,146	4,904	8,375
Our share of total volume of NYSE-listed securities(14)	0.56%	0.94%	1.12%	1.82%
Our volume in AMEX-listed securities (millions of shares)	570	2,659	7,585	16,924
Our share of total volume of AMEX-listed securities(14)	1.80%	5.53%	12.18%	22.71%
Our ETF volume (millions of shares)	535	2,543	6,349	15,637
% of customer order volume matched internally	48.7%	65.9%	80.6%	86.6%
% of customer order volume routed out	51.3%	34.1%	19.4%	13.4%

(1)
In March 2002, we completed a merger with REDIBook ECN L.L.C., a competing ECN, as a result of which we significantly increased our trading volumes in Nasdaq-listed securities.

(2)
On August 11, 2004, prior to the consummation of our initial public offering, Archipelago Holdings L.L.C. converted from a Delaware limited liability company to a Delaware corporation, Archipelago Holdings, Inc. See our Consolidated Financial Statements and Note 1 thereto.

(3)
We engage in a significant amount of business with related parties in the ordinary course of our business. For a presentation of our operating results attributable to related party transactions for the years ended December 31, 2002, 2003 and 2004, see our Consolidated Financial Statements and Note 7 thereto.

(4)
Following the launch of ArcaEx in March 2002, we began earning revenues from market data fees based on the level of trading activity on ArcaEx. As the operator of ArcaEx, we became eligible to participate through PCX in the sale of market data to centralized aggregators of this information.

(5)
In January 2000, we implemented an equity entitlement program under which participating customers became eligible to earn "equity entitlements" based on the volume of order flow on our trading platforms. Equity entitlements were converted into Class B shares of Holdings LLC without additional consideration. These shares were converted into shares of our common stock in the conversion of Holdings LLC into Holdings, Inc.

(6)
We began making liquidity payments in 2002 for non NYSE-listed securities.

(7)
As a limited liability company, all income taxes were paid by our members. As a corporation, we are responsible for the payment of all federal, state and local corporate income taxes.

(8)
In August 2004, in connection with our IPO, we converted 16,793,637 Class A Preferred Shares (sold to an investor on November 12, 2003 for total consideration of $50.0 million) into 4,449,268 shares of common stock. Included in this conversion was the issuance of 717,349 shares of common stock attributable to a $9.6 million beneficial conversion feature included in the previously issued redeemable preferred interest.

(9)
In August 2004, in connection with our reorganization the members of Holdings LLC received 0.222222 shares of common stock of Holdings, Inc. for each membership interest held by such member in Holdings LLC, which corresponds to a 4.5-for-1 reverse stock split. The weighted average number of shares used in the basic and diluted earnings per share computations gives retroactive effect to the 4.5-for-1 reverse stock split.

(10)
As approved by our board of managers on July 16, 2004, we made a cash distribution to our members immediately prior to the conversion transaction. The cash distribution provided funds to our members to permit them to pay taxes that the members owe for their share of Archipelago's profits in 2004 as a limited liability company through the date of the conversion transaction, calculated primarily based on the highest federal and state income tax rate applicable for tax withholding purposes to an individual. The cash distribution was approximately $24.6 million and resulted in a corresponding reduction to cash and cash equivalents. As used in this discussion, the term "members" refers to the owners of Holdings LLC.

(11)
In August 2004, we completed our IPO and sold 6,325,000 shares of common stock at $11.50 per share. We received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with the IPO.

(12)
Receivables from brokers, dealers and customers and receivables from related parties include certain fees charged to customers and remitted to PCX which, in turn, remits such fees to the SEC in connection with sales of securities transacted on the Archipelago system.

(13)
Our market share is calculated based on the number of shares handled on the Archipelago system as a percentage of total volume as reported in the consolidated tape. For a discussion of the method by which we calculate our market share, our trading volumes and selected operating measures, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Statistical Information".

(14)
For the percentage of handled shares matched internally and routed out, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Statistical Information".

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Part I—Item 1—Business—Certain Factors That May Affect Our Business." You should read the following discussion together with "Part I—Item 1—Business—Certain Factors That May Affect Our Business." and our consolidated financial statements and notes thereto included elsewhere in this report.

Introduction

        We operate ArcaEx, the first open all-electronic stock market in the United States for trading in NYSE-, Nasdaq-, AMEX- and PCX-listed equity securities, exchange-traded funds and other exchange-listed securities. During 2003 and 2004, our customers executed 295.1 million and 416.6 million transactions in U.S. equity securities through ArcaEx, respectively. Our trading platforms and services have been designed to enhance the speed and quality of trade execution for our customers. Our trading platforms provide our customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a large pool of liquidity that is available to our customers internally on ArcaEx and externally through other market centers. In addition to operating ArcaEx and providing our core execution services, we provide customers with market data on a real-time and on a summary basis and, through our alliance with PCX, we offer companies and index providers that list on PCX a trading venue for their equity securities, exchange-traded funds and other structured products. Through our wholly-owned subsidiary, Wave Securities, L.L.C., we also offer agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically. Our total revenues grew from $357.4 million in 2002 to $541.3 million in 2004.

Executive Summary

        In 2004, our results of operations improved as a result of the increased volume of securities traded on ArcaEx and our expanded market share of the total U.S. equities trading market. Our results of operations also benefited from our ability to attract additional liquidity to ArcaEx and collect increased market data fees.

        Although the performance of U.S. equities market was mixed in 2004, initial public offerings and merger and acquisition activity was strong, providing for more trading activity in new issues and in the arbitrage arena. Industry pricing and consolidation intensified competitive pressures in 2004; however, Archipelago was able to grow its market share and revenues and decrease its expenses through increased efficiencies from improved operations, such as reductions in clearing expenses.

        We expect to experience continued challenges from competitive pricing, industry consolidation and potential regulatory changes. We intend to continue to distinguish Archipelago by consistently providing fast, reliable and high-quality electronic trade execution and increased functionality. We also intend to enhance our market data products and develop new products based on our understanding of our customers' needs and our ability to quickly bring new products to market.

Business Development

        On January 3, 2005, we entered into a definitive agreement to acquire PCX Holdings, Inc. and its subsidiaries for $50.7 million, consisting of $40.6 million in cash and $10.1 million in stock, subject to working capital and certain other possible adjustments. This acquisition is subject to approvals from PCXH shareholders as well as the SEC and other regulatory entities.

        Our business has grown substantially since we began trading operations in January 1997 on the Archipelago ECN, the precursor to ArcaEx. We attribute the growth of our business to the change in our business model and our organic and external growth. These developments included:

  •
  Our alliance with the Pacific Exchange.    Beginning in March 2002, we began the migration of trading activities in exchange-listed securities to ArcaEx, which we extended to Nasdaq-listed securities on a phased basis in February 2003. During this transition period, we continued to operate the Archipelago ECN until we completed the migration of all Nasdaq-listed securities to ArcaEx in April 2003. We refer to the Archipelago ECN and ArcaEx, collectively, as the Archipelago system. As the operator of the exclusive equities trading facility of PCX Equities, we became eligible to earn revenues from two additional sources, market data fees and listing fees, and we also reduced our clearing costs.

  •
  Strategic Transactions.    In 2002, we completed two strategic transactions: our merger with REDIBook ECN LLC, and our acquisition of GlobeNet Securities, Inc. REDIBook was a competing ECN that had a market share similar to our ECN at the time of the acquisition. The REDIBook acquisition allowed us to significantly increase our trading volume in Nasdaq-listed securities. In the GlobeNet acquisition, we acquired intangible technology assets; including a matching engine technology platform that GlobeNet had used to develop an alternative trading system for bulletin board stocks. This acquisition increased our technology resources, which led to the development of software applications for our trading platform.

  •
  Growth in Trading Volumes and Increased Internal Match Rate.    Through internal growth and the REDIBook merger, we have been able to increase our share volumes in U.S. equity securities traded on the Archipelago system. For example, our total U.S. share volume in Nasdaq-, NYSE- and AMEX-listed securities increased to 140.3 billion shares in 2004 from 81.6 billion shares in 2002. In 2004, 82.0% of the shares handled on ArcaEx were Nasdaq-listed securities. Our share of the total trading volume in Nasdaq-listed securities has increased from 17.2% in 2002 (of which 10.3% was matched internally and 6.9% was routed out) to 25.3% in 2004 (of which 19.2% was matched internally and 6.1% was routed out), based on the number of shares handled on the Archipelago system. Our transaction fees earned from customers trading equity securities on the Archipelago system have represented, and we expect will continue to represent, a substantial part of our revenues. Our transaction fees accounted for 99.5% of our total revenues in 2002, 93.5% of our total revenues in 2003 and 89.5% of our total revenues in 2004.

        As discussed above, in recent years, we have experienced significant growth in our trading volumes, which has exceeded our growth in revenues. This trend has resulted from declining revenue per transaction, which we believe has been driven by increased price competition and the resulting shift in the market fee structure. In addition to our growth in trading volumes, we have witnessed an increasing percentage of share volume (as well as of shares handled on ArcaEx) executed within our internal liquidity pool or "matched internally." We believe that this trend has been driven by: (i) industry consolidation, our acquisitions and a more competitive market environment; (ii) the migration of our trading operations to a more reliable trading platform in connection with the launch of ArcaEx, which we believe has attracted more customers to our system; and (iii) our sales and marketing efforts and our customers' pursuit of greater cost efficiencies, which has led them to rely on our technology and embed it in their infrastructure, enabling them to do business with us more easily. The trend of increased internally matched trades has contributed to our improved gross margin in absolute terms and as a percentage of our total revenues (due primarily to lower clearing costs for trades matched internally and increased revenues from market data fees generated by these types of trades), despite the decline in our average transaction-related gross margin per share until the first quarter of 2004. Management currently expects that these trends will continue in the short term (without giving effect to Regulation NMS).

        In the future, we will continue to seek to increase our market share and trading volumes, particularly in NYSE-listed securities, although we may not be successful in doing so due to many factors, including the business environment in which we operate.

Business Environment

        The business environment in which we operate has been characterized in recent years by challenging business and economic conditions, intense competition among market participants and an increased focus on electronic trading due to technological advancements and regulatory changes, including the decimalization of security prices. Our business has been and will continue to be impacted by these key factors:

  •
  trading volumes in U.S. equity securities, which are driven by overall macroeconomic conditions;

  •
  competition (in terms of market share, pricing and product and service offerings);

  •
  technological advancements; and

  •
  regulatory developments.

        The interplay of these factors will affect our future revenues, gross margin and profitability. Each factor is presented below and discussed elsewhere in this report. See "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Sources of Revenues,—Components of Expenses and—Results of Operations".

Economic Conditions—Trading Volumes

        During 2000 through early 2003, the major U.S. market indices experienced a severe decline and significant volatility. The weak and uncertain economic climate, together with corporate governance and accounting concerns, contributed to lower equity prices, a reduction in corporate transactions, increased market volatility, and a generally more difficult business environment. These trends came after a period of tremendous growth throughout the late 1990s in the global equity markets. Beginning in the second half of 2001, through 2002, the growth rate in the volume of trading in U.S. equity markets began to slow, and in 2002, Nasdaq market volumes declined, although the U.S. exchange-listed securities still maintained moderate growth. In 2003, overall volume in U.S. equity markets increased slightly, although the total volume of Nasdaq-listed securities, which represents a significant portion of the trading volume on ArcaEx, continued to decline. Trading volume in U.S. equity markets increased in 2004 versus 2003. Average daily share volume traded in Nasdaq-listed equities increased by 7.3% in 2004 compared to 2003. In addition, merger and acquisition activity and new stock issuances have increased with the upturn in economic activity.

Competition

        We operate in a highly competitive business environment and have experienced intense price competition from other trading venues seeking to attract liquidity to their systems. To encourage investors to trade in their market centers, many of our competitors in the over-the-counter market reduced the transaction fees they charged customers for trade execution. They also offered to pay fees, referred to as "liquidity payments," to customers who added liquidity to their systems by posting buy orders or sell orders that were matched, or executed against, on their system by market participants purchasing or selling securities. We introduced liquidity payments in April 2002 as the competitive environment to attract liquidity intensified (as discussed below under "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Components of Expenses"). As a result of this competition, we also significantly reduced the transaction fees we charged our customers for trade execution (as described below under "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Sources of Revenues"). As a result of this pricing pressure, our revenues per transaction executed on the Archipelago system declined, offsetting increased revenues generated by increased trading volumes on the Archipelago system. In addition, increased competition has led to a number of consolidations among market participants, including our merger with REDIBook ECN L.L.C., Instinet's acquisition of the Island ECN and Nasdaq's acquisition of Brut, LLC.

Technological Advancements and Regulatory Developments

        The securities trading industry has also experienced technological advancements and regulatory changes that have impacted our business environment. In particular, in 2000, the SEC mandated the quotation of stock prices in dollars and cents rather than in dollars and fractions of a dollar (such as 1/8 or 1/16) and required implementation for all securities by April 9, 2001. Because decimalization narrows average trading spreads (the difference between the price offered by a buyer and the price asked by a seller), it has had a negative impact on the profitability of traditional market makers. One consequence of decimalization has been a move by market makers towards an electronic trading model, and away from higher-cost human brokers, resulting in an increase in trading on electronic venues like the Archipelago system. In 2004, a series of market reform proposals known as Regulation NMS was proposed by the SEC. These proposals were designed to modernize the regulatory structure of the securities trading industry. For a further discussion of regulatory, technological and other changes relevant to our business, see "Part 1—Item 1—Business—Industry Overview".

Our Reorganization

        On August 11, 2004, we converted from a Delaware limited liability company (Archipelago Holdings, L.L.C.) to a Delaware corporation (Archipelago Holdings, Inc.). Our conversion to the corporate form of organization did not have any material effect on our consolidated financial statements. When we use the terms "Archipelago," "we" and "our" in the following discussion, we mean, prior to the conversion, Archipelago Holdings, L.L.C., a Delaware limited liability company, and its consolidated subsidiaries and, after the conversion, Archipelago Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries.

Income Taxes

        As a limited liability company, we were treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss of Archipelago were generally reportable on the tax returns of members of Archipelago Holdings, L.L.C. Accordingly, we made no provisions for income taxes at the company level.

        Following the conversion of our company to a corporation, our earnings have been subject to federal, state and local income taxes at a combined rate of approximately 41.5%. For the year ended December 31, 2004, our effective tax rate was 9.2% primarily because the taxable income we generated from January 1, 2004 through August 11, 2004—the date we converted to the corporate form of organization—was the responsibility of Archipelago Holdings, L.L.C.'s members. We do not have any deferred tax assets related to Archipelago Holdings, L.L.C.'s net operating loss carry forwards, as those losses were incurred when we were treated as a partnership for federal income tax purposes.

Segment Reporting

        For financial reporting purposes, our business is divided into two reportable segments: transaction execution services and agency brokerage services. Our transaction execution business includes trade execution on the Archipelago system (including transaction fees paid by customers accessing ArcaEx through our subsidiary ATS) as well as fees we receive for market data and from issuers listed on the Pacific Exchange for trading on ArcaEx. Our agency brokerage services are provided through Wave

Securities, L.L.C., our broker-dealer subsidiary. For a discussion of our segments and related financial disclosure, see our Consolidated Financial Statements and Note 10 thereto.

Sources of Revenues

  Transaction Execution Services

        In our transaction execution business, we derive revenues from three sources: transaction fees, market data fees and listing fees. Whether a trade is matched internally or routed out will not impact our revenues from transaction fees (net of the applicable liquidity payments or routing charges) because our operating margin is the same for either trade. However, whether a trade is matched internally or routed out will impact our market data fees and our clearing costs as discussed below under "Part II—Item 7—Sources of Revenues—Market Data Fees and—Components of Expenses—Cost of Revenues".

        Transaction Fees.    Our revenues in our transaction execution services segment are derived primarily from transaction fees, which we charge customers for trade execution on the Archipelago system. We earn transaction fees for customer orders matched internally, as well as for customer orders routed out.

        We charge a per share fee (denominated in tenths of a cent per share) to each customer that executes against a buy order or sell order posted internally on the Archipelago system. We refer to these customers when they purchase or sell securities as "liquidity takers," as they remove liquidity from the Archipelago system. A liquidity taker may be either a purchaser or a seller, and is distinguished from a "liquidity provider" generally by the type of buy order or sell order it posts on our system. A liquidity provider will likely enter a non-marketable limit order on the Archipelago system (i.e., either a limit order to buy a security with a limit price below the best offer or a limit order to sell a security with a limit price above the best bid). Non-marketable limit orders are placed on the Archipelago limit order book and await execution. A liquidity taker, on the other hand, is likely to enter a marketable limit order (i.e., a limit order to buy a security with a limit price at or above the best offer or a limit order to sell a security with a limit price at or below the best bid for that security). Accordingly, liquidity providers generally "post" buy orders or sell orders that are subsequently executed against by the sell order or buy order, as the case may be, of a customer that is the liquidity taker. As discussed below, we pay liquidity providers a per share fee for posting buy orders and sell orders on our system.

        We also charge a per share fee (denominated in tenths of a cent per share) to customers whose orders are routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

        The amount of transaction fees we earn in any period fluctuates based upon (i) trading volumes of shares handled and (ii) the prices we charge for trade execution. As a result of increased price competition, in the past we have reduced the amount per share we charge customers for taking liquidity from the Archipelago system, as well as for routing orders to an external market center. In 2004, Instinet, one of our principal competitors, announced a price reduction for its outbound order routing services. In 2004, Nasdaq has also announced a reduced fee schedule for market participants taking liquidity from its system. Given the competitive nature of our business, we expect to continue to experience pricing pressure from our principal competitors in establishing the rates at which we charge our customers for our execution services. Accordingly, in the future, we may change the amounts we charge our customers for trade execution.

        We expect that the amount of transaction fees we earn in the future could also depend on the outcome of certain regulatory proposals. In December of 2004, the SEC re-published its proposals for "Regulation NMS," which, among other things, would cap access fees, or transaction fees, charged by market centers and broker-dealers for access against displayed quotes. The comment period for the NMS proposals expired on January 26, 2005 and the SEC could vote on the proposals in 2005. We cannot predict the outcome of deliberations and discussions on the proposal or the final form that the proposed rule may take or whether any proposed rule will ultimately be approved. As drafted, the proposed rule imposes a cap of $0.003 per share on the transaction fees charged by market centers to members, or customers, and non-members who execute trades on these market centers. As a result, the transaction fees we charge our customers for "taking liquidity" from ArcaEx (discussed above) would be capped at $0.003 per share under the proposed rule when accessing the best bid or best offer displayed through ArcaEx. We are in the process of analyzing the potential impact of the proposed regulation to our business and results of operations. If the proposal is ultimately adopted in this form, we believe that the amount of transaction fees we earn, which represented over 89.5% of our total revenues for the year ended December 31, 2004, would potentially decrease. Our preliminary analysis assumes, however, that trading volumes and our market share remain constant and does not give effect to changes investors may make in their trading patterns as a result of, or in response to, the proposed regulation. Under the proposed rule, we would be potentially unable to increase our revenues through higher pricing of transaction fees in the future, which could have a material adverse effect on our revenues and operating results. See also "Part II—Item 7—Components of Expenses—Cost of Revenues".

        A related provision of the proposal would permit broker-dealer customers to charge their own fee to other market participants that execute against their displayed quotes. Because the $0.003 per share cap described above is a limitation imposed on overall transaction fees, we believe the fee that ArcaEx could charge would be limited by the difference between $0.003 per share and the fee charged by the broker-dealer. Accordingly, this could result in further reductions of ArcaEx's transaction fee revenues.

        As discussed under "Part 1—Item 1—Business—Certain Factors that May Affect Our Business—The SEC's proposed 'Regulation NMS' could significantly and adversely affect our revenues and our operating results", we believe that there is a significant amount of uncertainty regarding the interpretation of, and issues raised by, the proposed rules. We cannot predict whether the proposed changes will be adopted by the SEC in their proposed form, a different form or at all. In addition, many interpretive questions have been raised regarding the proposals and many variables must be considered in analyzing their impact. Accordingly, we cannot predict or quantify with any level of certainty the impact these proposed rule changes will have on our business including the impact of market data fees described below.

        Market Data Fees.    Following the launch of ArcaEx in March 2002, we began earning revenues from market data fees in connection with the sale of our market data, through the Pacific Exchange, pursuant to the Consolidated Tape Association Plan, or CTA Plan, in the case of exchange-listed securities, and the Nasdaq OTC/UTP Plan, in the case of Nasdaq-listed securities. As an ECN, we were ineligible to participate in these Plans directly. Under the Plans, the information collected from all participants is sold to data vendors that in turn sell the data to third-party consumers such as Thomson Financial Inc. and Bloomberg, L.P. Under the CTA Plan, our market data fees are directly related to both the percentage of our trades in exchange-listed securities executed on ArcaEx that are reported through the CTA Plan and the size of the revenue sharing pool. Under the Nasdaq OTC/UTP Plan, through PCX we share revenues with Nasdaq and exchanges that are members of the Nasdaq OTC/UTP Plan and that trade Nasdaq-listed securities. The market data fees we receive through PCX under this plan are directly related to the total shares and trades that are executed on ArcaEx as a percentage of all shares and trades executed in Nasdaq-listed securities. For a description of the revenue sharing arrangements under these Plans, see "Part 1—Item 1—Business—Our Business—Market Data Products." We do not earn market data fees in connection with customer orders or shares handled that are routed out to an external market center for execution.

        Under proposed Regulation NMS, the existing formulas for allocating revenues derived from market data fees would be changed. The SEC proposed a new formula that would divide market data fees between trades, shares and quoting activity, rather than based solely on the number of trades executed at each market center for exchange-listed securities, or based solely on trading and volume activity, which is the current formula for Nasdaq-listed securities. Because this proposal would change the formula for allocating market data fees, it would also change the incentives created under existing market data plans. Regulation NMS, as proposed, introduces a new method of allocating revenue to particular securities which we believe will inappropriately discount actively traded stocks and favor less actively traded stocks. We cannot predict how other market centers would respond to these new incentives and, accordingly, whether trading and quoting activity—the elements that determine allocation of market data fees—would remain constant. In this dynamic environment, we cannot predict with certainty the effect the rules would have on our market data fees. However, our preliminary analysis of this proposal indicates that, if trading and quoting activity remained constant, our market data fees could potentially decline by a material amount if the proposal were adopted in its current form. We analyze the potential impact of proposed Regulation NMS to our business on an ongoing basis.

        We also currently rebate 50% of the market data fees we receive under the CTA Plan to customers that trade exchange-listed securities (except with respect to NYSE-listed securities), including exchange-traded funds, on ArcaEx based on their aggregate exchange-listed trading activity. We introduced this revenue rebate plan in the fourth quarter of 2002, and set the rate at 50% in response to competitive market conditions. In the future we may, at our discretion, change the percentage of fees we rebate or eliminate the plan. For financial reporting purposes, we record our market data fees net of amounts rebated to customers under this revenue rebate arrangement. We rebated approximately 32.1% and 23.8% of the total market data fees we received in 2003 and 2004, respectively. We initiated our revenue rebate plan to encourage customers to execute trades of exchange-listed securities on ArcaEx and to remain competitive with other market centers. The SEC does not permit market data fees generated under the Nasdaq OTC/UTP Plan to be rebated to participants in this manner.

        Listing Fees.    Under our facility services agreement with the Pacific Exchange, we are entitled as the operator of ArcaEx to all listing fees from issuers that list their equity securities on the Pacific Exchange. After launching ArcaEx in March 2002, we began receiving listing fees from legacy issuers that had selected the Pacific Exchange as a listing venue and maintained their listing following the creation of ArcaEx, as well as from new listings on PCX. Since the launch of ArcaEx in March 2002, there have been only 6 new listings of equity securities on the Pacific Exchange. Listing fees represented less than 0.1% of our total revenues in 2004.

  Agency Brokerage Services

        Our revenues in our agency brokerage services segment are derived primarily from transaction fees. Institutional clients pay us for use of Wave's agency brokerage services. These transaction fees fluctuate based on share volumes and the prices Wave charges customers for access to ArcaEx, and are subject to greater variability than the fees we charge for our transaction execution services. Similar to fees charged by broker-dealers in the electronic direct access sector, the transaction fees charged per share are negotiated between Wave and the individual customers, and are subject to soft dollar arrangements discussed below.

  Quarterly Fluctuations

        In the securities trading industry, quarterly revenue fluctuations are common and are due primarily to variations in trading volumes, competition and technological and regulatory changes. Typically, revenues are lowest in the third quarter, primarily in August, due to reduced trading activity during the summer months.

  Diversification of Revenues

        We generate revenues from a large number of customers. During 2003 and 2004, we generated revenues from over 700 customers.

  Related Party Revenues

        Some of our customers are also our investors. Revenues generated from our investors represented 49.6%, 38.4% and 36.3% of our total revenues, respectively, in 2002, 2003 and 2004. We generated 27.7%, 13.9% and 9.8% of our total revenues, respectively, in 2002, 2003 and 2004 from Goldman Sachs and its subsidiaries. For more information regarding our transactions with our investors as our customers, see our Consolidated Financial Statement and Note 7 thereto.

Components of Expenses

  Cost of Revenues

        Our business is dependent on the liquidity of the Archipelago system (i.e., the number and range of buy orders and sell orders posted on our system and available to our customers). As a result, our most significant cost of generating revenues is the cost of liquidity, which we pay for in one of two ways. First, to enhance the liquidity of our system, we pay a small fee per share (denominated in tenths of a cent per share) to participants, referred to as "liquidity providers," that post buy orders and sell orders on the Archipelago system, when the quote is executed against, or "hit," by liquidity takers purchasing or selling securities internally on our system. We began incurring the cost of liquidity payments in April 2002. We do not pay these fees for orders posted in NYSE-listed securities. Second, as part of our best execution business model, we incur routing charges when the Archipelago system does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on our system. In that case, we will route the customer's order to the external market center that displays the best buy order or sell order. The external market center will charge us a fee per share (denominated in tenths of a cent per share) for routing to its system.

        As a general matter, the pricing model for transaction execution services has changed over time in response to increasing competition. As the amount of liquidity is determined by the number and ranges of buy or sell orders posted to a particular trading platform, the concept of paying liquidity providers developed to encourage these customers to place their orders on the trading system that paid them a per share fee to post their order. As discussed above, we began paying fees to liquidity providers in April 2002. Making liquidity payments and incurring routing charges are part of the costs we incur to generate revenues through increased liquidity on the Archipelago system. We seek to reduce these costs by increased trade execution on the Archipelago system. Our cost of liquidity generally fluctuates based on (i) trading volumes and (ii) the per share fee we pay liquidity providers for trades executed internally on ArcaEx or the per share routing charge we pay to external market centers for outbound trades. Under proposed Regulation NMS, liquidity payments and routing charges could be functionally eliminated due to the cap that would be imposed on access fees, which could impact the liquidity of our platform.

        In addition to liquidity payments and routing charges, we also incur clearance, brokerage and related transaction expenses, which include transaction expenses paid to clearing entities for clearing and settlement, service fees paid per trade to exchanges for trade execution, costs incurred due to erroneous trade execution and charges we record from time to time for doubtful accounts, or bad debt, once we determine a receivable is not likely to be collected. As the operator of a facility of PCX Equities, we do not incur clearing charges for trades executed on ArcaEx by two independent market participants. As a result, our cost per trade is lower for trades executed internally on ArcaEx. If we route a trade to an external market center, we bear clearing and settlement costs.

        This category of expenses also includes soft dollar expenses incurred by Wave in providing agency brokerage services through its purchase of research products and other services from third parties for customers as part of the overall trade execution fees negotiated with them.

Indirect Expenses

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

  •
  occupancy expenses, which consist primarily of rental expenses; and

  •
  general and administrative expenses, which include insurance, travel and entertainment expenses and other administrative expenses and general office costs.

        As a public company, we are subject to the provisions of the Sarbanes-Oxley Act of 2002, which requires us to incur significant expenditures to establish systems, and to hire and train personnel to comply with these requirements.

        In addition, starting in the third quarter of 2005, we will be required to recognize in our financial statements the compensation costs associated with share-based payment transactions, including stock options. We are currently evaluating the option pricing model to be utilized and the overall impact of the adoption of this fair value method. The adoption of the fair value method will impact our results of operations, although it will have no impact on our overall financial condition.

Segments—Corporate Allocations

        Prior to January 2003, direct costs and certain indirect costs incurred by us but not directly paid by either segment were allocated based on each segment's trading volume. In addition, certain other indirect costs (including a portion of our management time, legal, accounting and other corporate functions as well as a portion of technology-related services) were allocated between the agency brokerage services segment and the transaction execution services segment based on management's estimate of the resources used during the period.

        During the year ended December 31, 2003, we allocated certain indirect costs incurred by us but not paid directly by either segment (i) based on our estimate of the expense attributable to each segment based on the amount of services provided to each; and (ii) to the extent we could not estimate the expenses attributable to one segment over the other, based on the volume attributable to each segment. In 2004, we improved the method by which we allocate indirect expenses to each segment and reduced the amount of expenses required to be allocated based on our estimates. This resulted primarily from the development of the infrastructure of our agency brokerage services segment as separate from our transaction execution services segment. As the level of shared services between segments was reduced, we were able to more easily identify the expenses attributable to each segment.

Key Statistical Information

        Our revenues and gross margin have been directly impacted by trading volumes of U.S. equity securities on the Archipelago system. Our profitability depends to a significant extent on our ability to attract and retain trading volumes, both in absolute terms and relative to other market centers. We derive revenues on both a per-share basis and a per-transaction basis, depending upon the source of revenue. The transaction fees we receive for trade execution and the payments we make to liquidity providers are determined on a per share basis. Market data fees for exchange-listed securities are determined on a per transaction basis, and market data fees for Nasdaq-listed securities are determined based on a combination of share volume and transaction volume.

        The following table presents unaudited key transaction volume information, as well as selected operating information, for the periods presented. A description of how we calculate our market share, our trading volumes and other operating measures is set forth below.

	Year ended December 31,
	2002	2003	2004
Trading Days	252	252	252
Total U.S. market volume (millions of shares)(1)	920,863	926,500	990,511
Our total U.S. market volume (millions of shares)(1)	81,587	116,800	140,306
Our share of total U.S. market volume(1)(2)	8.86%	12.61%	14.17%
% of handled shares matched internally(3)	5.17%	8.58%	10.85%
% of handled shares routed out(3)	3.69%	4.03%	3.32%
Total volume of Nasdaq-listed securities (millions of shares)	433,791	424,607	455,550
Our total volume of Nasdaq-listed securities (millions of shares)	74,781	104,312	115,008
Our share of total volume of Nasdaq-listed securities(2)	17.24%	24.57%	25.25%
% of handled shares matched internally(3)	10.37%	16.78%	19.20%
% of handled shares routed out(3)	6.87%	7.79%	6.05%
Total volume of NYSE-listed securities (millions of shares)	438,989	439,608	460,455
Our volume in NYSE-listed securities (millions of shares)	4,146	4,904	8,375
Our share of total volume of NYSE-listed securities(2)	0.94%	1.12%	1.82%
% of handled shares matched internally(3)	0.29%	0.54%	1.21%
% of handled shares routed out(3)	0.65%	0.58%	0.61%
Total volume of AMEX-listed securities (millions of shares)	48,083	62,285	74,506
Our volume in AMEX-listed securities (millions of shares)	2,659	7,585	16,924
Our share of total volume of AMEX-listed securities(2)	5.53%	12.18%	22.71%
% of handled shares matched internally(3)	2.93%	9.41%	19.45%
% of handled shares routed out(3)	2.60%	2.77%	3.26%
Our ETF volume (millions of shares)	2,543	6,349	15,637
Our U.S. equity transaction volume (thousands of transactions)	183,471	295,107	416,629
Our average U.S. equity transaction size (shares per transaction)	445	396	337
Our average U.S. equity transactions per day (thousands of transactions)	728	1,176	1,653
Our average transaction-related revenue (per share)(4)	$0.0044	$0.0037	$0.0035
Our average transaction-related cost of revenue (per share)(5)	$0.0024	$0.0023	$0.0021
Our average transaction-related gross margin (per share)(6)	$0.0020	$0.0014	$0.0014
% of customer order volume matched internally(7)	65.9%	80.6%	86.6%
% of customer order volume routed out(7)	34.1%	19.4%	13.4%

(1)
U.S. market volume is calculated based on the number of shares of equity securities traded on the NYSE, AMEX and Nasdaq, including exchange-traded funds, as reported in the consolidated tape. The "consolidated tape" is the system that continuously provides the last sale price and volume of securities transactions in listed securities to the public.

(2)
Our market share is calculated based on the number of shares handled on the Archipelago system as a percentage of total volume.

(3)
Represents our share of the total volume of such securities handled on ArcaEx that was either matched internally on ArcaEx or routed out to an external market center.

(4)
The per share amount is calculated based on our total revenues derived from transaction fees of $355.6 million, $428.4 million and $484.2 million for the years ended December 31, 2002, 2003 and 2004, respectively.

(5)
The per share amount is calculated based on our cost of revenues derived from transaction fees, which consist of routing charges and liquidity payments of $197.3 million, $267.9 million and $291.0 million for the years ended December 31, 2002, 2003 and 2004, respectively, and our total U.S. market volume for the relevant period. The cost of revenue from transaction fees used in the per share computation does not include clearance, brokerage and other transaction expenses.

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

        For purposes of calculating our volume, we include all shares that are "handled" on the Archipelago system. Handled shares include both shares that are bought or sold within our internal liquidity pool and shares that are routed to external markets for execution. We count every transaction handled by the Archipelago system once; we do not count both sides of any transaction. For example, if a customer's 10,000 share buy order is matched with another customer's 10,000 share sell order in our internal liquidity pool, our handled volume will be 10,000 shares. As another example, if one of our customers sends us an order to buy 10,000 shares and the best price for that order is displayed at another market center, we will route that order to the other market center for execution. The other market center will report a 10,000 share transaction in the consolidated tape, and our handled volume will be 10,000 shares. As a result, the 10,000 shares we report as handled by us in this example are also handled by the external market center.

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

        Transactions in Nasdaq and exchange-listed securities are reported in the consolidated tape, a high-speed system that continuously provides last sale price and volume in listed securities. Our handled volume is higher than our volume reported to the centralized aggregators for inclusion in the consolidated tape for two reasons. First, we do not report trades routed to another market center to the centralized aggregators of this data. Instead, the destination market center reports these trades. For example, if a customer's 10,000 share buy order is routed to another market center for execution, our handled volume will be 10,000 shares, but we will not report the trade. Second, our handled volume includes odd lot transactions, generally defined as trades of fewer than 100 shares, which, by rule, we do not report to the centralized aggregators for inclusion in the consolidated tape. For example, if one of our customers buys 50 shares, our handled volume will be 50 shares but we will not report this trade.

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

        For purposes of calculating the percentage of handled shares matched internally or routed out, we count all shares that are "handled" on the Archipelago system as described above. We count every transaction handled by the Archipelago system once; we do not count both sides of any transaction. Therefore, if five trades are executed on ArcaEx for 10,000 shares each, three of which are routed out, we will have handled 50,000 shares and our percentage of that share volume matched internally would be 40% and routed out would be 60%.

        Alternatively, for the purpose of calculating the percentage of customer order volume matched internally or routed out, we count each customer order exactly once. If two customers' orders are matched within our internal liquidity pool, we count the volume of both the buy order and the matched sell order. On the other hand, if a customer's order is routed to another market center and matched with an order posted at that other market center, we count only the volume of the order routed out.

Results of Operations

        The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of total revenues:

	Year ended December 31,
	2002	2003	2004
Revenues:
Transaction fees	99.5%	93.5%	89.4%
Market data fees	0.4	6.4	10.5
Listing fees	0.1	0.1	0.1

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Liquidity payments	12.8	33.4	37.1
Routing charges	42.4	25.1	16.7
Clearance, brokerage and other transaction expenses	25.2	14.3	7.2

Total cost of revenues	80.4	72.8	61.0

Gross margin	19.6%	27.2%	39.0%

Indirect expenses:
Employee compensation and benefits	6.8	8.7	7.9
Depreciation and amortization	5.0	6.7	4.9
Communications	6.6	4.5	3.6
Marketing and promotion	5.3	1.8	3.7
Legal and professional	2.1	1.9	2.1
Occupancy	0.8	0.9	0.9
General and administrative	2.6	2.5	2.3

Total indirect expenses	29.2%	27.0%	25.4%

Operating income (loss)	(9.6)%	0.2%	13.6%
Interest and other, net	0.4	0.2	0.5
Unrealized loss on investment owned	(0.8)	—	—

Income (loss) before income tax provision	(10.0)%	0.4%	14.1%
Income tax provision	—	—	1.3

Net income (loss)	(10.0)%	0.4%	12.8%
Deemed dividend on convertible preferred shares	—	—	(1.8)

Net income (loss) attributable to common stockholders	(10.0)%	0.4%	11.0%

Revenues by segment:
Transaction execution services	88.8%	89.3%	90.6%
Agency brokerage services	11.2	10.7	9.4

	100.0%	100.0%	100.0%

Year Ended December 31, 2004 versus Year Ended December 31, 2003

  Highlights

        For the year ended December 31, 2004, our income before income tax provision increased to $75.9 million, a $74.1 million improvement compared to the year ended December 31, 2003. Our improved results of operations for the period primarily reflect the following principal factors:

  •
  Increased volume and market share.    while total U.S. market volumes increased 6.9% to 990.5 billion shares traded, our total volume traded increased 20.1%, to 140.3 billion shares traded. This increased our share of the trading volume of the total U.S. listed-equity market from 12.6% for 2003 to 14.2% for 2004.

  •
  More liquidity posted on ArcaEx.    The percentage of customer orders matched internally increased from 80.6% in 2003 to 86.6% in 2004 and therefore reduced the percentage routed to other market centers, resulting in a change in the amount and mix of our cost of revenues:

  •
  liquidity payments increased to $200.7 million, or 37.1% of total revenue in 2004, from $152.8 million, or 33.3% of total revenue in 2003

  •
  routing charges declined to $90.4 million, or 16.7% of total revenue in 2004, from $115.1 million, or 25.1% of total revenue in 2003 and

  •
  clearance, brokerage and other transaction expenses declined to $39.1 million or 7.2% of total revenue in 2004, from $65.7 million, or 14.3% of total revenue in 2003.

  •
  Improved gross margin.    Due to these changes in our cost of revenues and a greater contribution of market data fees to our total revenues, our gross margin improved by $86.3 million and gross margin as a percentage of total revenues increased from 27.2% for the year ended December 31, 2003 to 39.0% for the year ended December 31, 2004.

  •
  Fully-operational ArcaEx.    We realized the benefits of operating ArcaEx as a facility of PCX Equities rather than as an ECN effective April 11, 2003, including increased market data revenues and reduced clearing costs.

  •
  Continued reduction of clearing expenses.    We reduced clearing costs per trade as a result of both the renegotiation of existing clearing agreements and the transition to self-clearing transactions effected by broker-dealers accessing ArcaEx through our subsidiary, ATS.

        Total U.S. market volumes in Nasdaq-, NYSE-, and AMEX-listed securities increased by 6.9% from 926.5 billion shares for the year ended December 31, 2003 to 990.5 billion shares for the year ended December 31, 2004. Over the same period our total U.S. market volume increased 20.1% from 116.8 billion shares to 140.3 billion shares. For the year ended December 31, 2004, we handled 25.3%, 1.8%, and 22.7% of the total trading volume in Nasdaq-, NYSE-, and AMEX-listed equities, respectively. This compares to 24.6%, 1.1%, and 12.2% for the year ended December 31, 2003.

Revenues

        Our total revenues increased by $83.0 million, or 18.1%, from $458.3 million for the year ended December 31, 2003 to $541.3 million for the year ended December 31, 2004.

        This growth in our total revenues was primarily driven by:

  •
  a $55.8 million, or 13.0%, increase in transaction fees, reflecting both industry-wide volume growth and our expanded market share, and

  •
  a $27.1 million, or 91.9%, increase in market data fees, reflecting our transition to the ArcaEx platform in April 2003, increased trading volume, and an increase in customer orders matched internally, for which we receive market data revenues.

        Transaction fee revenue increased from $428.4 million for the year ended December 31, 2003 to $484.2 million for the year ended December 31, 2004. The increase was driven by the 20.1% increase we experienced in transaction volumes and was partially offset by the increase in the percentage of customer shares matched internally.

        Market data fees increased from $29.5 million for the year ended December 31, 2003 to $56.6 million for the year ended December 31, 2004, an increase of $27.1 million, or 91.9%. Market data fees derived from trading Nasdaq-listed securities increased from $19.1 million to $32.4 million. Market data fees derived from trading Amex-listed securities increased from $9.7 million in 2003 to $22.0 million in 2004. Market data fees derived from trading NYSE-listed securities increased from $0.7 million in 2003 to $2.2 million in 2004. For the year ended December 31 2004, we benefited fully from the improved economics of operating ArcaEx as a facility of PCX Equities.

        Revenues from listing fees decreased from $0.5 million for the year ended December 31, 2003 to $0.4 million for the year ended December 31, 2004.

        Revenues derived from our agency brokerage services segment increased from $49.2 million for the year ended December 31, 2003 to $51.5 million for the year ended December 31, 2004. Despite the absolute increase in revenues derived from our agency brokerage services segment, its contribution to total revenues declined from 10.7% for the year ended December 31, 2003 to 9.5% for the year ended December 31, 2004. Total share volume in this segment declined from 3.6 billion shares traded in 2003 to 3.5 billion shares traded in 2004. The average rate per share, inclusive of soft dollar arrangements, increased from $0.014 per share in 2003 to $0.015 per share in 2004.

Cost of Revenues

        Our total cost of revenues declined from $333.6 million for the year ended December 31, 2003 to $330.2 million for the year ended December 31, 2004. As a percentage of total revenues, our cost of revenues declined from 72.8% to 61.0%. As our internal match rate increases, our liquidity payments increase and routing charges and clearance, brokerage and other transaction expenses decline. The percentage of customer order volume matched internally on ArcaEx increased from 80.6% (with 19.4% routed to other market centers for execution) for the year ended December 31, 2003 to 86.6% (with 13.4% routed to other market centers for execution) for the year ended December 31, 2004.

        Liquidity payments increased by $47.9 million, or 31.3%, from $152.8 million for the year ended December 31, 2003 to $200.7 million for the year ended December 31, 2004. Our increased liquidity payments primarily reflect an increase in the percentage of customer order volume matched internally on ArcaEx and the larger transaction volumes we achieved in 2004 compared to 2003.

        Routing charges declined by $24.6 million, or 21.4%, from $115.0 million for the year ended December 31, 2003 to $90.4 million for the year ended December 31, 2004. This decline primarily reflects an increase in the percentage of customer order volume matched internally, partially offset by increased volume year over year.

        Clearing, brokerage and other transaction expenses declined by $26.6 million, or 40.5%, from $65.7 million for the year ended December 31, 2003 to $39.1 million for the year ended December 31, 2004. This decline was the result of reduced clearing costs per trade that became effective in November 2003, the migration of trading from the Archipelago ECN to ArcaEx as a facility of PCX Equities in April 2003 (as a result of which we did not incur clearing charges for trades executed internally), and a decrease in the relative number of trades subject to clearing costs due to the lower percentage of orders routed out. In addition, effective in July 2004, we began to self-clear trades effected by non-ETP broker-dealer customers accessing ArcaEx through our subsidiary, ATS, which contributed to the reduction of our clearing cost.

        Clearance, brokerage and other transaction expenses for the year ended December 31, 2003 included $4.5 million in costs related to fees charged by Spear, Leeds & Kellogg L.P., a subsidiary of The Goldman Sachs Group, Inc., under our service bureau agreement with them for the development, operation, management and support services provided to the REDIBook ECN in connection with the integration of the REDIBook ECN into the Archipelago system. We did not incur these charges in 2004 due to the migration of trading of Nasdaq-listed securities from the Archipelago ECN to ArcaEx in April 2003.

        Clearance, brokerage and other transaction expenses for the year ended December 31, 2003 included $8.0 million of bad debt expense for accounts receivable balances that we deemed uncollectible. For the year ended December 31, 2004, we took back into income approximately $0.9 million as a result of improved collections, which provided for a $8.9 million decrease of clearing, brokerage and other transaction expenses year over year.

        Our agency brokerage services segment accounted for $30.3 million, or 9.2%, of our total cost of revenues for the year ended December 31, 2004, compared to $23.4 million, or 7.0%, for the same period a year ago. The increased contribution of this segment to our consolidated cost of revenues was driven by a lower cost of revenues as a percentage of total revenues in our core transaction services segment and increased soft dollar expenditures by our agency brokerage services segment.

Gross Margin

        Gross margin increased by $86.4 million, or 69.3%, from $124.7 million for the year ended December 31, 2003 to $211.1 million for the year ended December 31, 2004. Our gross margin percentage increased from 27.2% in 2003 to 39.0% in 2004. The improved gross margin was primarily the result of reduced clearance, brokerage and other expenses. These costs declined by $26.6 million, not withstanding the fact that transaction volumes increased by 20.1%. Additionally, market data revenues increased from 6.4% of total revenues for the year ended December 31, 2003 to 10.5% for the year ended December 31, 2004, which also contributed to our gross margin improvement. Our combined liquidity and routing expenses declined as a percentage of our total revenues to 53.8% from 58.4%.

Indirect Expenses

        Total indirect expenses increased by $14.2 million, or 11.5%, from $123.9 million for the year ended December 31, 2003 to $138.1 million for the year ended December 31, 2004. Although total indirect expenses increased, they declined as a percentage of total revenues from 27.0% to 25.5%. The absolute increase was primarily due to the following:

  •
  Employee compensation and benefits increased by $2.8 million, or 7.0%, to $42.8 million from $40.0 million primarily as a result of increased staffing. We had 234 employees at December 31, 2004, compared to 211 at December 31, 2003.

  •
  Depreciation and amortization declined by $3.8 million, or 12.5%, to $26.7 million from $30.5 million. The decrease is primarily associated with the accelerated depreciation we recognized starting in June 2003 in relation to the retirement of our original trading platform in March 2004, which was partially offset by additional depreciation we recognized in connection with capital expenditures we made throughout the year ended December 31, 2004.

  •
  Marketing and promotion increased by $12.0 million to $20.3 million from $8.3 million primarily as a result of the brand recognition advertising campaign we launched in September 2004.

  •
  Legal and professional fees increased by $2.9 million, or 33.7%, to $11.5 million from $8.6 million in relation to additional expenses incurred as a public company, including increased board of directors, audit and tax related expenses.

  •
  General and administrative expenses increased by $0.9 million, or 7.7%, to $12.6 million from $11.7 million also in relation to additional expenses incurred as a public company, including directors' and officers' insurance premiums. This was partially offset by reduced computer lease expenses.

Interest and Other

        Interest and other income and expenses increased by $2.0 million to $2.9 million in fiscal 2004. This was due to increased average cash and cash equivalent balances and to a lesser extent higher interest rates.

Income Tax Provision

        For the income earned from the date of our conversion to a Delaware corporation through December 31, 2004, we provided for income taxes at a 41.5% blended tax rate. In 2003, we were treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss were generally reportable on the tax returns of our members.

Deemed Dividend on Convertible Preferred Shares

        Upon the conversion of redeemable preferred shares into shares of common stock in connection with of our IPO, we issued approximately 717,000 additional shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares is a deemed dividend on convertible preferred shares, which is reported after net income to reach net income attributable to common stockholders.

Net Income Attributable to Common Stockholders

        As a result of the foregoing, we reported net income attributable to common stockholders of $59.3 million for the year ended December 31, 2004; an increase of $57.5 million compared to net income of $1.8 million for the year ended December 31, 2003.

Year Ended December 31, 2003 versus Year Ended December 31, 2002

Highlights

        Our net income improved from a $(35.6) million net loss for the year ended December 31, 2002 to $1.8 million in net income for the year ended December 31, 2003.

        Our improved results of operations for the period reflect the following principal trends:

  •
  The improved economics of operating ArcaEx as the equities trading facility of PCX Equities for a significant portion of the year:

  •
  Trading of Nasdaq-listed securities migrated from the Archipelago ECN to ArcaEx and fully integrated by April 2003;

  •
  Increased market data revenues reflecting the transition to ArcaEx;

  •
  No clearing charges for trades matched internally on ArcaEx;

  •
  Increased revenues driven by strong volume growth, offset by reduced transaction fees due to increased price competition; and

  •
  Increased expenses, including increased liquidity payments due to higher trading volumes and higher payments per share, offset by decreased clearing costs and routing costs due to an increase in the percentage of customer orders matched internally on ArcaEx.

Revenues

        Total Revenues.    Our total revenues increased $100.9 million, or 28.1%, to $458.3 million for the year ended December 31, 2003 from $357.4 million for the year ended December 31, 2002. Revenue growth was driven by a significant increase in transaction fees, reflecting transaction volume growth, and a significant increase in market data fees, reflecting the benefit of completing the transition of Nasdaq-listed trading from the Archipelago ECN to ArcaEx in April 2003. Our revenue growth for the year ended December 31, 2003 reflects our acquisition of REDIBook in March 2002, which resulted in higher transaction volumes. Our total revenues for the year ended December 31, 2003 reflect 12 months of increased volumes due to this acquisition, compared to nine months for the year ended December 31, 2002. Increased revenues in each period were offset by reduced fees per transaction due to increased price competition.

        Transaction fees increased $72.8 million, or 20.5%, to $428.4 million for the year ended December 31, 2003 from $355.6 million for the year ended December 31, 2002. The increase in transaction fees was driven by strong volume growth. Our total U.S. market volume in Nasdaq-listed, NYSE-listed and AMEX-listed securities increased by 43.1% to 116.8 billion shares in 2003 from 81.6 billion shares in 2002. We handled 24.6% of the total trading volume in Nasdaq-listed securities for the year ended December 31, 2003 (of which 16.8% was matched internally and 7.8% was routed out), compared to 17.2% for the prior year (of which 10.4% was matched internally and 6.8% was routed out). The number of shares handled on the Archipelago system as a percentage of the total trading volume in NYSE-listed securities remained relatively constant in both periods, representing 4.9 billion shares, or 1.1%, for the year ended December 31, 2003 (of which 0.5% was matched internally and 0.6% was routed out) and 4.1 billion shares, or 0.9%, for the prior year (of which 0.3% was matched internally and 0.7% was routed out). We handled 12.2% of the total trading volume of AMEX-listed securities for the year ended December 31, 2003, (of which 9.4% was matched internally and 2.8% was routed out) compared to 5.5% for the prior year (of which 2.9% was matched internally and 2.6% was routed out).

        Market data fees increased significantly to $29.5 million for the year ended December 31, 2003 from $1.5 million for the year ended December 31, 2002. We were ineligible to earn market data fees as an ECN, which we were still operating in 2002 and on which we executed approximately 95% of our total trading volume during that period. Although we launched ArcaEx in March 2002, the migration of exchange-listed securities from the Archipelago ECN to ArcaEx was not completed until August 2002, and the migration of Nasdaq-listed securities was not completed until April 2003.

        Revenues from listing fees increased $0.2 million to $0.5 million for the year ended December 31, 2003 from $0.3 million for the year ended December 31, 2002.

        Our agency brokerage services segment contributed $49.2 million, or 10.7%, to our total revenues for the year ended December 31, 2003, compared to $40.0 million, or 11.2%, for the year ended December 31, 2002. The absolute increase in agency brokerage revenues was due primarily to an increase in transaction volume and average rate charged to institutional clients. Total volume and average rate charged for this segment for the year ended December 31, 2003 was approximately 3.6 billion shares and $0.014 per share (inclusive of soft dollar arrangements). Total volume and average rate charged for the year ended December 31, 2002 was approximately 3.4 billion shares and $0.012 per share (inclusive of soft dollar arrangements). The decline in agency brokerage revenues as a percentage of our total revenues is due to relatively stronger growth within our core execution service segment.

Cost of Revenues

        Our total cost of revenues increased $46.1 million, or 16.0%, to $333.6 million for the year ended December 31, 2003 from $287.5 million for the year ended December 31, 2002. This increase was due to a significant increase in liquidity payments, offset in part by decreased clearing, brokerage and other transaction expenses as well as decreased routing charges. Our increased liquidity payments reflected higher transaction volumes from the REDIBook acquisition. Our cost of revenues was generally impacted by an increase in the percentage of our customer orders matched internally and a corresponding decrease in the percentage of customer orders routed out. This change in trade behavior resulted in an increase in liquidity payments offset by a decrease in routing charges, and a decrease in clearing charges.

        Liquidity Payments.    Our liquidity payments increased significantly to $152.8 million for the year ended December 31, 2003 from $45.8 million for the year ended December 31, 2002. As a percentage of revenues, liquidity payments increased by 20.6% from 12.8% for the year ended December 31, 2002 to 33.4% for the year ended December 2003. The increase in liquidity payments was due primarily to an increase per share in the amount paid to liquidity providers (representing approximately $32.0 million of the increase) and an increase in the volume of buy orders and sell orders posted on the Archipelago system by liquidity providers that were executed against, or "hit," internally on the Archipelago system by liquidity takers buying or selling those securities (representing approximately $75.0 million of the increase). We began making liquidity payments in April 2002 (for non-NYSE-listed securities) and only made payments during part of the period. Our Nasdaq-listed share volume and our AMEX-listed share volume for the year ended December 31, 2003 increased by 44.4% to an aggregate of 111.9 billion shares (of which 81.4% was matched internally and 18.6% was routed out) from 77.5 billion shares for the prior period (of which 66.9% was matched internally and 33.1% was routed out).

        Routing Charges.    Routing charges decreased $36.4 million, or 24.0%, to $115.0 million for the year ended December 31, 2003 from $151.5 million for the year ended December 31, 2002. As a percentage of total revenues, routing charges decreased by 17.3% to 25.1% for the year ended December 31, 2003 from 42.4% for the year ended December 31, 2002. The decrease in routing charges was due primarily to an average per share decline of approximately $0.001 in fees charged by external market centers to execute orders originating from the Archipelago system, and to a decrease in the number of customer orders routed out during this period. The percentage of customer order volume routed out decreased to 19.4% of our total customer order volume for the year ended December 31, 2003 from 34.1% of our total customer order volume routed out for the prior year, resulting from increased internal liquidity on our system.

        Clearance, Brokerage and Other Transaction Expenses.    Clearance, brokerage and other transaction expenses decreased $24.6 million, or 27.2%, to $65.7 million for the year ended December 31, 2003 from $90.3 million for the year ended December 31, 2002. The decrease was due primarily to (i) the migration of trading from the Archipelago ECN to ArcaEx, as a result of which we did not incur clearing charges for trades executed on ArcaEx by two independent market participants; (ii) an increase in the percentage of customer order volume matched internally; and (iii) lower clearing charges per transaction. In addition, the decrease in these expenses was partially due to a smaller bad debt expense recorded for the year ended December 31, 2003, compared to the year ended December 31, 2002. We recorded a bad debt expense of $8.0 million for the year ended December 31, 2003 due to receivables acquired in connection with the REDIBook acquisition, continuing business and, to a lesser extent, receivables from non-subscribers who accessed our ECN via SelectNet, a Nasdaq order routing system. As the operator of a trading facility of PCX Equities, we no longer execute orders from non-subscribers via SelectNet.

        Our agency brokerage services segment accounted for $23.4 million, or 7.0%, of our total cost of revenues for the year ended December 31, 2003, compared to $13.4 million, or 4.7%, for the year ended December 31, 2002. The absolute increase in agency brokerage expenses was due to higher soft dollar expenses in 2003. For the year ended December 31, 2003 we incurred approximately $16.2 million in soft dollar expenses, compared to $6.9 million in 2002. The increase in agency brokerage expenses as a percentage of our total cost of revenues is primarily due to these increased soft dollar expenses.

Gross Margin

        Gross margin increased $54.8 million, or 78.4%, to $124.7 million for the year ended December 31, 2003 from $69.9 million for the year ended December 31, 2002. As a percentage of revenues, gross margin increased to 27.2% for the year ended December 31, 2003 from 19.6% for the year ended December 31, 2002, driven substantially by improvements in our transaction execution services business segment. The improvement in gross margin reflects our shift in business from operating the Archipelago ECN to operating ArcaEx as the exclusive equities trading facility of PCX Equities. As the operator of an exchange facility, our per trade transaction costs declined by 28.0% due to reduced clearing costs, and we earned increased market data fees with the launch of our Nasdaq-listed platform in February 2003. The migration of Nasdaq-listed securities to ArcaEx was completed by April 2003. These improvements in gross margin were offset by a reduction in our per share transaction fees in April 2002, which reduced our revenues per trade for the year ended December 31, 2003.

Indirect Expenses

        Total indirect expenses increased $19.7 million, or 18.9%, to $123.9 million for the year ended December 31, 2003 from $104.2 million for the year ended December 31, 2002. This increase was due primarily to increased employee compensation and benefits expenses, increased depreciation and amortization expenses and increased general administrative expenses, offset in part by decreased communications and marketing expenses for the period. However, as a percentage of total revenues, total indirect expenses decreased slightly to 27.0% for the year ended December 31, 2003 from 29.2% for the year ended December 31, 2002.

        Employee Compensation and Benefits.    Employee compensation and benefits expenses increased $15.7 million, or 64.4%, to $40.0 million for the year ended December 31, 2003 from $24.3 million for the year ended December 31, 2002. Increased compensation expenses were primarily due to increased staffing and related expenses.

        Depreciation and Amortization.    Depreciation and amortization expenses increased by $12.8 million, or 72.7%, to $30.5 million for the year ended December 31, 2003 from $17.7 million for the year ended December 31, 2002. The increase was due primarily to an accelerated depreciation charge we recorded beginning in the third quarter of 2003 after determining on June 30, 2003 that software and computer equipment relating to our original trading platform would be retired in March 2004. We decided to phase out the original platform after developing a new platform with technology acquired in the GlobeNet transaction. We discontinued using our original trading platform after successfully migrating our listed trading operations in the first quarter of 2004. As a result, we shortened the expected life of the old platform to reflect the expected completion of the migration in March 2004, resulting in the accelerated depreciation expense. We recorded $13.3 million in depreciation on these assets, compared to $7.6 million we would have recorded had the depreciation not been accelerated. The increase was also due to a lesser extent to the amortization of software developed for internal use and the depreciation of fixed assets purchased to develop our trading system.

        Communications.    Communications expenses decreased $3.0 million, or 12.7%, to $20.7 million for the year ended December 31, 2003 from $23.7 million for the year ended December 31, 2002. The decrease was primarily due to our cost containment efforts and a change in our customer connectivity policy. Effective April 2002, in connection with our reduction of transaction fees, we began passing through to our broker-dealer customers the charges for network connectivity to the Archipelago system, rather than incurring the line charges directly.

        Marketing and Promotion.    Marketing and promotion expenses decreased $10.8 million, or 56.7%, to $8.3 million for the year ended December 31, 2003 from $19.1 million for the year ended December 31, 2002. As a percentage of total revenues, marketing and promotion expenses decreased to 1.8% for the year ended December 31, 2003 from 5.3% for the year ended December 31, 2002. This substantial reduction was due to the suspension of our broad-based media advertising campaign in 2003 as we focused our resources on launching the ArcaEx trading platform.

        Legal and Professional.    Legal and professional expenses increased $1.1 million, or 14.6%, to $8.6 million for the year ended December 31, 2003 from $7.5 million for the year ended December 31, 2002. The increase was due to increased legal and consulting fees.

        Occupancy.    Occupancy expenses increased $1.5 million, or 55.6%, to $4.2 million for the year ended December 31, 2003 from $2.7 million for the year ended December 31, 2002. The increase was due primarily to an increase in the amount of office space leased during this period.

        General and Administrative.    General and administrative expenses increased $2.5 million, or 27.2%, to $11.7 million for the year ended December 31, 2003 from $9.2 million for the year ended December 31, 2002. The increase was due primarily to an increase in operating lease commitments during the period.

Interest and Other

        Interest and other income and expenses decreased by $0.4 million, or 32.1%, to 0.9 million, due to reduced average cash balances and interest earning assets. The unrealized loss on investments in 2002 was due to the mark-to-market valuation of our investment in TradePoint Group LDC, or TradePoint, which represented our indirect investment in Virt-x Plc, a new pan-European blue chip market in which TradePoint was a minority owner. In 2003, we disposed of our entire investment in Virt-x Plc.

Net Income

        As a result of the foregoing, we recorded $1.8 million in net income for the year ended December 31, 2003, as compared to a $(35.6) million net loss for the year ended December 31, 2002.

Liquidity and Capital Resources

        Historically, our primary sources of liquidity have been cash provided by operations and proceeds generated from the sale of our common equity and preferred shares. On August 19, 2004, we completed the sale of 6,325,000 shares of common stock at $11.50 per share in our IPO, for which we received net proceeds of $67.6 million. We incurred approximately $6.8 million in expenses related to our IPO. Certain former members of Holdings LLC sold another 6,325,000 million shares to the public, for which we received no proceeds. We intend to use the net proceeds from our IPO for general corporate purposes, including providing additional funds for our operations and to expand and diversify our products and service offerings.

        On January 3, 2005, we entered into a definitive agreement to acquire PCX Holdings, Inc. and all of its wholly-owned subsidiaries for $50.7 million ($40.6 million in cash and $10.1 million in stock).

        Our principal liquidity requirements are for working capital, capital expenditures and general corporate purposes. Our capital expenditures have historically related primarily to developing our trading platforms, which included investments in software development and hardware, as well as building our data centers. In addition to the anticipated acquisition of PCX Holdings, Inc., we estimate that our capital expenditures for 2005 will be approximately $23.0 million for continued development of our trading platforms, and the development of new products and services, including market data products.

        At December 31, 2004, we had cash and cash equivalents of $177.9 million, an increase of $66.1 million as compared to December 31, 2003. As of December 31, 2003 and 2004, cash and cash equivalents included $34.6 million and $7.7 million, respectively, of fees collected from customers on sales of certain securities transacted on our trading platform and subsequently remitted to PCX which, in turn, remits such fees to the SEC. In November 2004, these fees began to be paid directly to PCX through withdrawal by the National Securities Clearing Corporation. As such, we are still responsible for billing these fees to our customers but are no longer directly involved in the collection and subsequent remittance to PCX.

        For the year ended December 31, 2004, we provided cash of $61.3 million from our operating activities, consisting of net income of $68.9 million, partially offset by the $7.6 million net effect of non-cash items and changes in working capital. We used $24.8 million in investing activities to purchase fixed assets and develop software. Also, we provided cash of $29.6 million from financing activities consisting of the $67.6 million net proceeds from our IPO, partially offset by (i) $6.8 million of direct costs related to the IPO, (ii) a $24.6 million cash distribution to our former members of Holdings LLC, and (iii) repayment of a note and principal payments under capital lease obligations of $6.7 million in the aggregate.

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

Summary Disclosures About Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

        As of December 31, 2004, our contractual cash obligations and other commercial commitments consisted of the following (in thousands):

	Payments due by year
	Total	2005	2006	2007	2008	2009	Thereafter
Operating lease obligations	$31,002	$4,172	$4,219	$3,868	$3,318	$3,339	$12,086
Capital lease obligations	1,589	1,589	—	—	—	—	—
Purchase obligations	8,613	8,613	—	—	—	—	—

Total	$41,204	$14,374	$4,219	$3,868	$3,318	$3,339	$12,086

        We sublease certain office space, which will result in income totaling approximately $0.9 million in 2005.

        On January 3, 2005, we entered into a definitive agreement to acquire PCX Holdings, Inc. and its subsidiaries for $50.7 million, consisting of $40.6 million in cash and $10.1 million in stock, subject to working capital and certain other possible adjustments. This acquisition is subject to approvals from PCXH shareholders as well as the SEC and other regulatory entities. This obligation is not included in the above table.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We recognize revenue in the form of transaction fees paid by customers for trade execution on the Archipelago system, whether the trade is executed internally or routed out to an external market center. We also simultaneously recognize an expense, in the form of either a liquidity payment or a routing charge, paid to the liquidity provider or the external market center, as the case may be. We recognize these fees and expenses on a gross basis in our consolidated financial statements in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". Our application of EITF Issue No. 99-19 includes an evaluation of a number of factors deemed relevant by management in making its determination with respect to gross versus net reporting of revenue.

        We also earn market data fees from the sale of market data, and in turn rebate a portion of those fees to our customers. In accordance with EITF Issue No. 99-19, we recognize these fees as revenue net of the rebates provided to our customers in our consolidated financial statements. We estimate the market data fees we earn each quarter based on the number of transactions executed on the Archipelago system in that quarter that qualify for payment under the various market data plans.

        Our listing fees consist of original listing fees, fees payable in connection with the listing of additional shares of equity securities and annual listing fees. We recognize annual listing fees ratably over the following twelve-month period. We recognize initial listing fees and additional share listing fees over five-year estimated service periods.

Goodwill and Indefinite-Lived Intangible Assets

        As of December 31, 2004, we had approximately $131.9 million in goodwill and a $90.0 million indefinite-lived intangible asset. Under SFAS No. 142, "Goodwill and Other Intangible Assets", management is required to perform a detailed review at least annually of the carrying value of our intangible assets, which includes goodwill and our right to operate as the exclusive equities trading facility of PCX Equities. In this process, management is required to make estimates and assumptions in order to determine the fair value of our assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management uses its best judgment and information available to it at the time to perform this review, as well as the services of an expert valuation specialist. Because management's assumptions and estimates are used in the valuation, actual results may differ. If management determines that the fair value of the intangible assets is less than their carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Provision for Doubtful Accounts

        We evaluate the collectibility of accounts receivable based on the financial condition of our customers, the length of time a receivable is past due, our historical experience with the particular customer and the likelihood of projected payments. If we know of a customer's inability to meet its financial obligations, we record a specific provision for doubtful accounts for estimated losses resulting from the inability of that customer to make payments. The amount of the provision will be charged against the amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the provision monthly and make changes to the provision as appropriate.

Stock-Based Compensation

        We have elected to follow APB No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our employee stock options. Under APB No. 25, we record compensation expense equal to the difference between the exercise price of the stock option and the fair market value of the underlying stock as of the measurement date. For disclosure purposes only, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure".

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", requiring that compensation cost associated with share-based payment transactions be recognized in financial statements. Statement No. 123(R) replaces the former SFAS No. 123 and supersedes APB No. 25. We plan to adopt SFAS No. 123(R) on July 1, 2005 using the modified-prospective method. We are currently evaluating the option pricing model to be utilized and the overall impact of the adoption of SFAS No. 123(R). The adoption of the fair value method will have an impact on our results of operations, although it will have no impact on our overall financial condition.

Related Party Transactions

        We have entered into significant transactions with our affiliates in the normal course of business. In the opinion of management, transactions and agreements with affiliates are made at prevailing market rates, terms and conditions, and do not involve more than the normal risk of collectibility or present other unfavorable features. For a discussion of transactions with our affiliates, see our Consolidated Financial Statements and Note 7 thereto.

Software Development

        We account for software development costs under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and other related guidance. We expense software development costs incurred during the preliminary project stage, while we capitalize costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, generally three years.

Income Taxes

        The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have a material impact on our financial position or results of operations.

Other Significant Accounting Policies

        Other significant accounting policies not involving the same level of measurement uncertainties as those described above are nevertheless important to an understanding of our consolidated financial statements. Policies related to certain accounting policies require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. For a discussion of our other significant accounting policies, see our Consolidated Financial Statement and Note 2 thereto.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

        We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. In particular, our subsidiaries, Archipelago Securities, L.L.C. (outbound routing broker-dealer) and Wave Securities, L.L.C. (agency brokerage broker-dealer), may be exposed to credit risk, due to the default of trading counterparties, in connection with the external routing and agency brokerage services we provide our customers. While we are not exposed to counterparty risk for trades executed on ArcaEx (which we are not a party to and are cleared through the National Securities Clearing Corporation ("NSCC"), we are exposed to counterparty risk in connection with trades executed by our outbound routing broker-dealer and our agency brokerage broker-dealer. In July 2004, we began to self clear certain of our trades while continuing to use to a lesser extent the clearing broker-dealer affiliates of Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated. Pursuant to our clearing agreements, we are required to reimburse these broker-dealer affiliates for any losses incurred due to a counterparty's failure to satisfy its contractual obligations, either by making payment or delivering securities, for trades executed by our broker-dealer subsidiaries. Adverse movements in the prices of securities that are the subject of these transactions can increase our credit risk. However, we believe that our risk of loss is remote, as we do not allow our broker-dealer customers to trade on margin. In our history, we have never had to reimburse our clearing brokers due to our customers' failure to satisfy their contractual obligations. Credit difficulties or insolvency or the perceived possibility of credit difficulties or insolvency of one or more large or visible market participants could also result in market-wide credit difficulties or other market disruptions. We also have credit risk related to transaction fees that we bill to customers on a monthly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances on our statement of financial condition. Our customers are financial institutions whose ability to satisfy their contractual obligations may be impacted by volatile securities markets. Credit losses such as those described above could adversely affect our financial condition and operating results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Archipelago Holdings, Inc.

        We have audited the accompanying consolidated statements of financial condition of Archipelago Holdings, Inc. (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to peform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Archipelago Holdings, Inc. at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2003 and 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY
February 10, 2005

Archipelago Holdings, Inc.

Consolidated Statements of Financial Condition

(In thousands, except per share data)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$111,815	$177,878
Receivables from brokers, dealers and customers (net of allowance for doubtful accounts of $5,500 and $4,173)	38,666	31,400
Receivables from related parties	38,548	41,726

Total current assets	189,029	251,004
Fixed assets, net	49,753	49,495
Goodwill	129,666	131,865
Intangible asset—Pacific Exchange facility agreement	90,000	90,000
Other intangible assets, net	3,796	2,169
Deferred tax asset, net	—	1,839
Other assets	3,648	8,076

Total assets	$465,892	$534,448

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,917	$28,574
Payables to brokers, dealers and exchanges	17,542	19,408
Payables to related parties	63,913	24,048
Current portion of note payable and capital lease obligations	4,089	1,545

Total current liabilities	108,461	73,575
Note payable	2,593	—
Capital lease obligations	1,545	—

Total liabilities	112,599	73,575
Commitments and contingencies (Note 11)
Redeemable convertible preferred shares	50,000	—
Stockholders' equity
Members' equity	303,293	—
Common stock, $.01 par value, 165,000 shares authorized; zero and 47,138 shares issued and outstanding	—	471
Additional paid-in capital	—	451,625
Unearned stock-based compensation	—	(19)
Retained earnings	—	8,796

Total stockholders' equity	303,293	460,873

Total liabilities and stockholders' equity	$465,892	$534,448

The accompanying notes are an integral part of these consolidated financial statements.

Archipelago Holdings, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2002	2003	2004
Revenues
Transaction fees ($177,304, $175,880 and $196,618 with related parties)	$355,618	$428,427	$484,208
Market data fees ($1,279, $10,463 and $24,218 with related parties)	1,483	29,461	56,598
Listing fees	311	450	445

Total revenues	357,412	458,338	541,251

Cost of revenues
Liquidity payments ($28,121, $48,136 and $56,436 with related parties)	45,784	152,834	200,655
Routing charges ($43,998, $56,468 and $48,140 with related parties)	151,473	115,050	90,364
Clearance, brokerage and other transaction expenses ($62,840, $40,228, and $16,867 with related parties)	90,273	65,717	39,141

Total cost of revenues	287,530	333,601	330,160

Gross margin	69,882	124,737	211,091

Indirect expenses
Employee compensation and benefits	24,320	39,986	42,794
Depreciation and amortization	17,681	30,529	26,680
Communications ($3,856, $3,132 and $4,712 with related parties)	23,695	20,687	19,598
Marketing and promotion ($548, $528 and $357 with related parties)	19,078	8,268	20,286
Legal and professional ($1,000, $1,000 and $1,988 with related parties)	7,511	8,610	11,520
Occupancy	2,704	4,156	4,609
General and administrative ($1,500, $0 and $0 with related parties)	9,216	11,668	12,605

Total indirect expenses	104,205	123,904	138,092

Operating income (loss)	(34,323)	833	72,999
Interest and other, net	1,386	940	2,897
Unrealized loss on investment owned	(2,702)	—	—

Income (loss) before income tax provision	(35,639)	1,773	75,896
Income tax provision	—	—	6,956

Net income (loss)	(35,639)	1,773	68,940
Deemed dividend on convertible preferred shares	—	—	(9,619)

Net income (loss) attributable to common stockholders	$(35,639)	$1,773	$59,321

Basic earnings (loss) per share(a)	$(1.14)	$0.05	$1.47

Diluted earnings (loss) per share(a)	$(1.14)	$0.05	$1.38

Basic weighted average shares outstanding(a)	31,222	36,169	40,301
Diluted weighted average shares outstanding(a)	31,222	36,980	42,915

(a)
Adjusted to reflect our reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004. See Note 1 to consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Archipelago Holdings, Inc.

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2002, 2003 and 2004

(In thousands)

		Common Stock
	Members' Equity			Additional Paid-In Capital	Unearned Stock-Based Compensation	Retained Earnings	Total Stockholders' Equity
		Shares	Par Value
Balance, January 1, 2002	$195,758	—	$—	$—	$—	$—	$195,758
Issuance of shares for acquisition	142,704						142,704
Net loss	(35,639)						(35,639)

Balance, January 1, 2003	302,823	—	—	—	—	—	302,823
Issuance costs of redeemable convertible preferred shares	(1,636)						(1,636)
Deferred compensation, net	(170)						(170)
Addition to Members' equity due to deferred compensation	503						503
Net income	1,773						1,773

Balance, January 1, 2004	303,293	—	—	—	—	—	303,293
Amortization of stock-based compensation for the period from January 1 to August 11, 2004					94		94
Members' distribution	(24,613)						(24,613)
Net income for the period from January 1 to August 11, 2004	50,525						50,525
Reorganization from LLC to "C" Corporation	(329,205)	36,169	362	329,013	(170)		—
Conversion of redeemable convertible preferred shares to common		3,732	37	49,963			50,000
Issuance of common stock in initial public offering, net of underwriting discounts		6,325	63	67,583			67,646
Direct costs of initial public offering				(6,777)			(6,777)
Issuance of additional common stock to former REDIBook members		192	2	2,197			2,199
Issuance of additional common stock to GAP Archa Holdings and related deemed dividend on convertible preferred shares		717	7	9,612		(9,619)	—
Amortization of stock-based compensation from the period from August 12 to December 31, 2004					57		57
Exercise of stock options		3	—	34			34
Net income for the period from August 12 to December 31, 2004						18,415	18,415

Balance, December 31, 2004	$—	47,138	$471	$451,625	$(19)	$8,796	$460,873

The accompanying notes are an integral part of these consolidated financial statements.

Archipelago Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net income (loss)	$(35,639)	$1,773	$68,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,681	29,444	25,053
Amortization of other intangible assets	—	1,085	1,627
Provision for doubtful accounts	10,010	8,020	(900)
Deferred taxes	—	—	(1,839)
Stock-based compensation	—	334	151
Tax benefit from stock option exercises	—	—	18
Gain on sale of investment	—	(232)	—
Change in unrealized loss on investment owned	2,702	—	—
Changes in operating assets and liabilities:
Receivables from brokers, dealers and customers	10,084	(21,024)	8,166
Receivables from related parties	5,279	(19,953)	(3,178)
Other assets	1,126	1,172	(4,428)
Accounts payable and accrued expenses	(8,095)	1,973	5,657
Payables to brokers, dealers and exchanges	(2,516)	(5,530)	1,866
Payables to related parties	22,789	34,332	(39,865)

Net cash provided by operating activities	23,421	31,394	61,268

Cash flows from investing activities
Additions to fixed assets	(21,126)	(23,361)	(24,795)
Acquisition of business and intangible assets	(8,083)	—	—
Proceeds from sale of investment	—	2,202	—

Net cash used in investing activities	(29,209)	(21,159)	(24,795)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	—	67,646
Direct costs of initial public offering	—	—	(6,777)
Cash distribution to former Members	—	—	(24,613)
Proceeds from exercise of stock options	—	—	16
Proceeds from issuance of note payable	—	5,681	—
Repayments of note payable	—	(1,252)	(4,429)
Proceeds from issuance of redeemable convertible preferred shares	—	50,000	—
Costs related to issuance of redeemable convertible preferred shares	—	(1,636)	—
Principal payments under capital lease obligations	—	(177)	(2,253)

Net cash provided by financing activities	—	52,616	29,590

Net increase (decrease) in cash and cash equivalents	(5,788)	62,851	66,063
Cash and cash equivalents at beginning of year	54,752	48,964	111,815

Cash and cash equivalents at end of year	$48,964	$111,815	$177,878

Supplemental disclosures of cash flow information
Cash paid for:
Interest	—	434	298
Income taxes	—	—	11,018
Non-cash investing and financing activities
Conversion of convertible preferred shares to common	—	—	50,000
Issuance of common stock to former REDIBook Members	—	—	2,199
Issuance of common stock to GAP Archa Holdings	—	—	9,619

The accompanying notes are an integral part of these consolidated financial statements.

Archipelago Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2004

1.     ORGANIZATION AND BASIS OF PRESENTATION

Organization

        Archipelago Holdings, Inc. operates the Archipelago Exchange, or ArcaEx® ("ArcaEx"), the first open all-electronic stock market in the United States for trading in all NYSE, Nasdaq, AMEX and Pacific Exchange-listed stocks. Archipelago Holdings, L.L.C. ("Holdings LLC"), a Delaware limited liability company and the predecessor to the Company, was organized in January 1999. In July 2000, Holdings LLC entered into a facility services agreement with the Pacific Exchange, Inc. ("PCX") which allowed it to establish and operate ArcaEx. The Securities and Exchange Commission's ("SEC") approval of ArcaEx was announced in October 2001 and ArcaEx began trading operations for listed securities in March 2002 and for over-the-counter securities ("OTC") in April 2003.

        On August 11, 2004, Holdings LLC converted to a Delaware corporation, Archipelago Holdings, Inc. We refer to Archipelago Holdings, Inc. and, prior to its conversion to a Delaware corporation, Holdings LLC, as the "Company". On August 19, 2004, the Company completed an initial public offering ("IPO") of its common stock. See below discussion of the "Conversion Transaction" and the "Initial Public Offering."

        Through certain subsidiaries, the Company also provides broker execution services to institutions for orders involving Nasdaq and listed securities, as well as introducing broker services for ArcaEx to broker-dealers that do not hold an exchange trading permit ("ETP").

Conversion Transaction

        On August 11, 2004, prior to the consummation of the IPO, Holdings LLC converted from a Delaware limited liability company to a Delaware corporation, Archipelago Holdings, Inc. As a limited liability company, all income taxes were paid by the members of Holdings LLC. As a corporation, the Company is responsible for the payment of all federal, state and local corporate income taxes. See Note 9, Income Taxes.

        As a result of the reorganization of Holdings LLC from a Delaware limited liability company into a Delaware corporation, the members of Holdings LLC received 0.222222 shares of common stock of the Company for each of their membership interests held by such member in Holdings LLC, which corresponds to a 4.5-for-1 reverse stock split. The weighted average number of shares used in the basic and diluted earnings per share computations gives retroactive effect to the 4.5-for-1 reverse stock split.

        As approved by the Company's board of managers on July 16, 2004, the Company made a $24.6 million cash distribution to the members of Holdings LLC immediately prior to the conversion transaction. The cash distribution permits the members to pay the taxes that the members owe for their share of the Company's profits in 2004 as a limited liability company through the date of the conversion transaction, calculated primarily based on the highest federal and state income tax rate applicable for the tax withholding purposes to an individual.

Initial Public Offering

        On August 19, 2004, the Company completed the IPO of its common stock as a result of which the Company sold 6,325,000 shares of common stock at $11.50 per share. The Company received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with the

IPO. In addition, 6,325,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds. The Company's stock is listed on the Pacific Exchange and is traded on ArcaEx under the symbol "AX". A summary of the terms of the IPO can be found in the Company's Registration Statement on Form S-1 (File No. 333-113226) (the "Registration Statement"), which was declared effective by the SEC on August 12, 2004.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which principally include: Wave Securities, L.L.C. (formerly, Archipelago, L.L.C.), Archipelago Exchange, L.L.C. ("ArcaExchange"), Archipelago Securities, L.L.C. ("ARCAS"), ARCA-GNC Acquisition, L.L.C. ("GNC"), Archipelago Trading Services, Inc. ("ATSI"), Archipelago Europe Limited ("AEL"), Wave Securities Canada Inc., Archipelago Direct, L.L.C. (formerly, Archipelago TP Investment, L.L.C.), Archipelago Brokerage Services, L.L.C. (formerly, Archipelago Services, L.L.C.), Archipelago Market Data Services, L.L.C., and Archipelago Overseas, L.L.C. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years in order to conform to the current year's presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from these estimates.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Transaction fees are earned on a per trade basis, based on shares transacted, and are recognized as transactions occur. For each transaction executed, there is an associated liquidity payment or routing charge paid. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"), the Company records such expenses as liquidity payments or routing charges in the consolidated statements of operations.

        Market data fees are earned on the sale of transaction market data. This revenue is recorded net of amounts due under revenue sharing arrangements with market participants, based on the criteria provided by EITF 99-19. Market data fees are recognized as transactions occur.

        Listing fees are earned from companies and index providers that list on PCX as a trading venue for their equity securities, exchange-traded funds and other structured products. The Company recognizes initial listing fees and additional share listing fees ratably over a five-year estimated service period. Annual listing fees are recognized ratably over the related twelve-month period.

Cash and Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

Provision for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts based upon the estimated collectibility of accounts receivable. The Company recorded provisions to the allowance of approximately $8.0 million and $0.0 million, and write-offs against the allowance of approximately $11.9 million and $1.3 million during the years ended December 31, 2003 and 2004, respectively. Additions to (reductions of) the allowance are charged to (reversed against) bad debt expense, which is included in clearance, brokerage and other transaction expenses in the consolidated statements of operations.

Fixed Assets

        Fixed assets consist of computer hardware and software, furniture, equipment (including assets under capital leases) and leasehold improvements. All fixed assets are carried at cost and are depreciated on a straight-line basis over their estimated useful lives of three to seven years. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized (or depreciated) over the lower of their related lease terms or their estimated useful lives. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

        Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

        In accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes qualifying software costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, generally three years.

        The Company performs reviews for the impairment of fixed assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Goodwill and Other Intangible Assets

        The Company reviews the carrying value of goodwill for impairment on a periodic basis based upon estimated fair value of the Company's reporting units. Using an independent valuation specialist, the Company, on an annual basis, estimates fair value by using a discounted cash flow model. Should the review indicate that goodwill is impaired, the Company's goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

        The Company reviews the useful life of its indefinite-lived intangible asset to determine whether events or circumstances continue to support the indefinite useful life. In addition, the carrying value of the Company's indefinite-lived intangible asset is reviewed by the Company on at least an annual basis for impairment based upon the estimated fair value of the asset calculated by an independent valuation specialist.

        The Company performed its annual impairment tests as of December 31, 2003 and 2004, which indicated that no impairment charge was required for goodwill or its indefinite-lived intangible asset.

Estimated Fair Value of Financial Instruments

        Statement of Financial Accounting Standard ("SFAS") No. 107, Disclosure about Fair Value of Financial Instruments, requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the consolidated statements of financial condition. Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash and cash equivalents, receivables, payables and accrued expenses) approximates their carrying value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to repricing monthly.

Income Taxes

        The Company had elected to be treated as a partnership for federal, state and local income tax purposes prior to its reorganization on August 11, 2004. Accordingly, all items of income, expense, gain and loss of the Company prior to August 12, 2004 were generally reportable on the tax returns of the members of Holdings LLC. Therefore, the Company has no net loss carryforwards. On August 11, 2004, the Company converted to a Delaware corporation and has since then been subject to income taxes.

        The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is recorded against deferred tax assets if it is "more likely than not" that such assets will not be realized.

Marketing and Promotion

        Marketing and promotion costs consist of advertising costs, promotional items, trade shows, and selling expenses. Advertising costs include certain costs of production, which are expensed at the time of first showing. The costs of communicating advertising are expensed over the period of the communication. The Company recorded $12.5 million, $4.2 million and $15.1 million of advertising costs for the years ending December 31, 2002, 2003 and 2004, respectively.

Stock-Based Compensation

        The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and, accordingly, recognizes compensation expense using the intrinsic value method. Under the intrinsic value method, stock-based compensation, if any, is measured as the excess of the estimated fair value of the Company's stock over the option exercise price.

        The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure". Had compensation expense for the Company's stock option plans been determined based upon fair value consistent with SFAS No. 123, the Company's net income and earnings per share would have been changed to the following pro forma amounts:

	Year ended December 31,
	2002	2003	2004
	(In thousands, except per share data)
Net income (loss) attributable to common stockholders, as reported	$(35,639)	$1,773	$59,321
Add: Stock-based employee compensation cost included in net income	—	334	151
Deduct: Stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects of $495, $919, and $739	742	1,379	1,041

Net income (loss) attributable to common stockholders, pro forma	$(36,381)	$728	$58,431

Earnings per share:
Basic, as reported	$(1.14)	$0.05	$1.47
Basic, pro forma	$(1.17)	$0.02	$1.45
Diluted, as reported	$(1.14)	$0.05	$1.38
Diluted, pro forma	$(1.17)	$0.02	$1.36

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2002	2003	2004
Dividend yield	—	—	—
Expected volatility	30.0%	30.0%	30.0%
Risk-free interest rate	5.0%	3.8%	4.0%
Expected life (in years)	7	7	7

        The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management's opinion, the existing valuation models may not provide a reliable measure of the fair value of the Company's employee stock options.

        The above pro forma information gives effect to the Company's conversion into a Delaware corporation as if it occurred at the beginning of the periods presented. In addition, the pro forma information was tax effected at combined federal, state and local rates of 40.0%, 40.0% and 41.5% for the years ended December 31, 2002, 2003 and 2004, respectively.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", requiring that compensation cost associated with share-based payment transactions be recognized in financial statements. This cost is to be measured at the fair value of the instrument issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance based awards, share appreciation rights and employee stock purchase plans. Statement No. 123(R) replaces the former SFAS No. 123 and supersedes APB No. 25. The Company plans to adopt SFAS No. 123(R) on July 1, 2005 using the modified-prospective method. The Company is currently evaluating the option pricing model to be utilized and the overall impact of the adoption of SFAS No. 123(R). The adoption of the fair value method will have an impact on the Company's results of operations, although it will have no impact on the Company's overall financial condition.

3.     FIXED ASSETS

        Fixed consisted of the following:

	December 31,
	2003	2004
	(In thousands)
Software, including software development costs	$35,047	$44,511
Computers and equipment	32,791	43,131
Leasehold improvements	17,409	18,770
Equipment under capital leases	18,070	18,070
Routers	4,920	5,524
Furniture and fixtures	1,895	3,074

	110,132	133,080
Accumulated depreciation and amortization	(60,379)	(83,585)

	$49,753	$49,495

        The Company is the lessee of computer equipment under capital leases expiring in 2005. Amortization of computer equipment under capital leases is included in depreciation and amortization in the consolidated statements of operations. As of December 31, 2003 and 2004, the accumulated depreciation for computer equipment under capital leases was approximately $14.5 million and $16.6 million, respectively.

        The Company capitalized software development costs of approximately $8.5 million and $2.5 million in 2003 and 2004, respectively. For the years ended December 31, 2002, 2003 and 2004, the Company directly expensed software development costs of approximately $3.9 million, $6.9 million and $3.6 million, respectively, as these costs were incurred outside of the application development stage.

        In June 2003, the Company determined that certain software and computer equipment would be retired by March 2004 and, therefore, the Company accelerated depreciation on these assets. For the years ended December 31, 2003 and 2004, the Company recorded approximately $13.8 million and $6.2 million in depreciation on these assets as opposed to approximately $7.6 million and $8.0 million, respectively, had the depreciation period not been accelerated. As of March 31, 2004, the net book value of these assets was reduced to zero.

        In May 2004, the Company vacated one of the floors in its headquarters. As a result, the Company wrote off fixed assets with a net book value of approximately $0.6 million in the aggregate, which consisted primarily of leasehold improvements.

4.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        In March 2002, the Company acquired REDIBook in a transaction accounted for as a purchase business combination. Approximately $20.8 million of the $150.5 million purchase price was assigned to the net tangible and intangible assets acquired, with the remaining value of $129.7 million ascribed to goodwill. In August 2004, the Company issued contingent consideration to former REDIBook members in the form of 192,194 shares of the Company's common stock valued at $11.50 per share and recorded $2.2 million of additional goodwill.

PCX Exchange Facility Agreement

        In May 2001, the Company acquired the right to operate as the exclusive equity trading facility of PCX Equities, Inc., ("PCX Equities") including the rights to certain revenue streams comprised primarily of transaction fees, market data fees, and listing fees, for an aggregate consideration of $90.0 million consisting of a $40.0 million cash payment and 10.8% equity interest in the Company. The Company determined that this intangible asset had an indefinite life and, as such, it is not subject to amortization.

        In addition, pursuant to this agreement, an affiliate of PCX provides certain regulatory services to the Company in return for regular payments as negotiated between the parties. Also, the Company agreed to reimburse PCX for certain necessary costs incurred prior to the commencement of the operations of ArcaEx. See Note 7, Related Party Transactions.

        PCX and PCX Equities have the right to terminate these arrangements in certain limited circumstances. PCX or PCX Equities may provide notice of termination to the Company (i) at any time after a breach by the Company of the agreements or a violation by the Company of applicable law that has resulted in, or is reasonably likely to result in, PCX losing its status as a U.S. national securities exchange or self-regulatory organization or the Archipelago Exchange having to terminate conducting all business for an indefinite period of time, and after PCX has provided written notice to the Company of such breach or violation, the Company or such subsidiary of the Company has willfully failed to take any action to cure such breach or violation within 60 days of receiving such notice, or (ii) at any time after the Company becomes insolvent or bankrupt or is liquidated or winding-up or makes an assignment for the benefit of its creditors or voluntarily files for, or is placed in, voluntary bankruptcy or takes any other action which would indicate insolvency, bankruptcy, liquidation or winding-up on its part.

Other Intangible Assets

        In October 2002, the Company acquired Globenet Securities, Inc. and the net assets of its parent, Globenet Capital Corporation in a transaction accounted for as an asset acquisition. The Company assigned $4.9 million to an intangible asset related to the technology acquired. This intangible asset is amortized over three years from the implementation of the technology in May 2003. The Company recorded approximately $1.1 million and $1.6 million in amortization on this intangible asset for the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003 and 2004, the net book value of this intangible asset was approximately $3.8 million and $2.2 million, respectively.

5.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses consisted of the following:

	December 31,
	2003	2004
	(In thousands)
Trade payables	$7,589	$9,053
Accrued compensation	13,305	16,268
Other	2,023	3,253

Total	$22,917	$28,574

6.     STOCKHOLDERS' EQUITY

        Prior to its reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004 (see Note 1, Organization and Basis of Presentation—Conversion Transaction), the Company had three classes of common shares outstanding: Class A, Class B and Class C. The common shares ranked pari passu with regards to liquidation and distribution. Class A shares had voting rights, while Class B and C shares had no voting rights. As part of the conversion transaction, all of the Class A, Class B and Class C shares were converted to common stock.

Redeemable Convertible Preferred Shares

        On November 12, 2003, the Company issued 16,793,637 Class A Preferred Shares, which were a newly-created class of voting shares, at $2.98 per share, for total consideration of $50,000,000. The Company incurred approximately $1.6 million in transaction costs in conjunction with this issuance. The Class A Preferred Shares converted automatically into 4,449,268 shares of common stock upon consummation of the Company's IPO in August 2004. Included in this conversion was the issuance of 717,349 shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares was treated as a deemed dividend on convertible preferred shares, which was reported after net income to reach net income attributable to common stockholders in the consolidated statement of operations for the year ended December 31, 2004.

Employee and Non Employee Director Stock and Benefit Plans

        The Company has three long-term incentive plans (the "Plans") that provide for the granting of stock options and restricted stock units to officers, key employees and non-employee directors. The objectives of the Plans include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock.

        The 2000 Long-Term Incentive Plan (the "2000 Plan") was adopted in July 2000, and awards under this plan were first granted to employees in August 2000. The awards issued under the plan vest in four equal installments over a four-year period beginning on the later of January 1, 2000 or the participant's first day of employment with the Company, and have a term of ten years. The number of shares delivered in the aggregate under the 2000 Plan cannot exceed 577,778. All awards granted under the 2000 Plan have a $20.25 exercise price.

        The 2003 Long-Term Incentive Plan (the "2003 Plan") was adopted in August 2003 and amended in November 2003. The awards granted under the 2003 Plan have a term of ten years. The number of shares delivered in the aggregate under the 2003 Plan cannot exceed 2,423,805. Grants were made in three tranches: Supplemental Performance, New Hire Makeup and Performance, as follows:

  •
  245,000 Supplemental Performance options were granted on August 11, 2003 with a $4.91 exercise price and vest in two equal installments on January 1, 2004 and January 1, 2005;

  •
  127,806 New Hire Makeup options were granted on August 11, 2003 with a $4.91 exercise price and vest in four equal installments on the first, second, third and fourth anniversaries of the first day of employment with the Company; and

  •
  888,889 Performance options were granted on November 18, 2003 with a $13.41 exercise price and vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant.

        The Company adopted the 2004 Stock Incentive Plan (the "2004 Plan"). The total number of shares of our common stock which may be delivered pursuant to awards granted under the 2004 Plan will not exceed the sum of (i) 1,222,221 shares plus (ii) any shares of our common stock that are subject to grant under the 2000 Plan or the 2003 Plan and remain available for grant under these plans. No new awards will be granted under the 2000 and 2003 Plans. For the year ended December 31, 2004, all awards granted under the 2004 Plan had an exercise price of $11.50, vest over four years and have a ten-year term.

        A summary of the status of the Plans as of December 31, 2002, 2003 and 2004 and changes during the years ended on those dates is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2002	562,000	$20.25
Granted	4,444	20.25
Forfeited	(7,333)	20.25

Outstanding at January 1, 2003	559,111	20.25
Granted	1,261,694	10.92
Forfeited	(40,111)	20.25

Outstanding at January 1, 2004	1,780,694	13.64
Granted	811,479	11.50
Exercised	(3,166)	4.91
Forfeited	(25,920)	15.38

Outstanding at December 31, 2004	2,563,087	12.96

        In August 2003, the Company issued stock options with an exercise price of $4.91, a price lower than the fair value of the Company's stock, which was estimated to be $6.26. The Company recognized compensation expense related to the issuance of these options in the consolidated statement of operations for the years ended December 31, 2003 and 2004 of $0.3 million and $0.2 million, respectively.

        Additional information regarding stock options outstanding as of December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price
$4.91	363,603	8.61	$4.91	314,116	$4.91
11.50	804,369	9.61	11.50	—	—
13.41	888,892	8.88	13.41	222,231	13.41
20.25	506,223	5.65	20.25	506,223	20.25

	2,563,087	8.43	$12.96	1,042,570	$14.17

        As part of their compensation for 2004, the Company's non-employee directors received an annual grant of restricted stock units ("RSUs") valued at $75,000 based upon the fair market of the Company's shares of common stock on the date of grant. These RSUs vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant. In addition, non-employee directors were permitted to elect to take all or a portion of their $75,000 cash retainer in RSUs, which vest on the second anniversary of the date of grant. For the year ended December 31, 2004, the Company issued 20,396 RSUs to its non-employee directors.

7.     RELATED PARTY TRANSACTIONS

        The following is a summary of the related party transactions involving the Company and certain former members (i.e., owners of Holdings LLC prior to the IPO) and current stockholders (i.e., stockholders of the Company after the IPO), PCX and other affiliates as part of its operations:

	Year ended December 31,
	2002	2003	2004
	(In thousands)
Revenues
Transaction fees earned from stockholders/former members and affiliates(1)	$177,304	$175,880	$196,618
Market data fees received from PCX (net of amounts shared with customers of $768, $9,773 and $21,285)(2)	1,279	10,463	24,218
Cost of revenues
Liquidity payments to stockholders/former members and affiliates(1)	28,121	48,136	56,436
Routing charges:
Routing fees paid to stockholder/former member(3)	40,383	52,989	45,293
Routing fees for listed securities paid to stockholders/former members(4)	3,615	3,479	2,847
Clearance, brokerage and other transaction expenses:
PCX's cost of obtaining market data(5)	64	154	—
Clearing services provided by a stockholder/former member(6)	44,478	31,668	11,431
Clearing services provided by an affiliated clearing broker(6)	7,002	3,084	2,712
Management fees paid to a stockholder/former member for support of REDIBook ECN(7)	11,460	4,502	—
Regulatory services fees paid to PCX(8)	3,427	5,492	7,209
Registered representative fees received from PCX(8)	(3,591)	(4,672)	(4,485)
Indirect expenses
Communications:
Back office services provided by an affiliate(9)	100	1,200	1,200
Software related services provided by an affiliate (net of amounts charged to customers of $3,196, $3,454, and $2,348)(10)	3,756	1,932	3,512
Marketing and promotion:
Business development costs(11)	548	528	357
Legal and professional:
Professional fees for services provided by an affiliate(12)	1,000	1,000	1,638
Consulting fees for services from a firm whose principle serves as a director of the Company(13)	—	—	350
General and administrative:
Costs reimbursed to PCX(14)	1,500	—	—

(1)
Certain stockholders/former members of Holdings LLC and affiliates execute transactions through ArcaEx, and previously through the Company's ECN, and are charged a transaction service fee by the Company for such activities. Liquidity payments are made to stockholders/former members of Holdings LLC and affiliates in relation to such transaction fees.

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

(3)
A stockholder/former member of Holdings LLC receives routing fees for trades executed through ArcaEx, and previously through the Company's ECN, that ultimately route through to the stockholder/former member's ECN.

(4)
Certain stockholders/former members of Holdings LLC provide routing services for listed securities through the New York Stock Exchange, Inc. on behalf of the Company.

(5)
In connection with its operation of an options trading floor, PCX is a consumer of consolidated market data collected and sold under the above discussed plans. Between April 2002 and December 2003, the Company agreed to cover PCX's cost of obtaining consolidated market data by reducing the amount of market data fees to which the Company was entitled under the facility services agreement by the amount of PCX's cost for obtaining consolidated market data for use in connection with its options trading floor.

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

(9)
An affiliate provides back-office services to Wave. The services include offering and managing connectivity to alternative execution venues, clearing technology, as well as reporting to the NASD's Order Audit Trail Systems through which NASD members are required to report information regarding Nasdaq transactions.

(10)
An affiliate provides software related services to the Company, a portion of which is charged to the Company's customers.

(11)
The Company paid rental fees for the yacht that it leases for certain business development functions, which is operated by the domestic partner of a sister of a member of management.

(12)
An affiliate provides software related services to the Company.

(13)
The Company signed an agreement on June 1, 2004 with a consulting firm whose principal serves as a director. The consulting agreement provides for a minimum fee of $150,000 per quarter and has a one-year term.

(14)
The Company agreed to reimburse PCX for certain necessary costs incurred prior to the commencement of the operation of ArcaEx.

        An affiliate provided software development services to the Company in the amount of $4.0 million and $1.5 million for the years ended December 31, 2003 and 2004, respectively.

        On October 5, 2004, the Company entered into a financial advisory services engagement with a stockholder affiliate, under which the affiliate agreed to perform financial advisory services to the Company. The Company has not made any payments under this agreement as of December 31, 2004.

        In October 2003, ArcaExchange entered into a $20.0 million credit facility with a stockholder/former member of Holdings LLC, pursuant to which trade receivables were pledged as collateral. The facility terminated on October 21, 2004 and no amounts were ever drawn under the credit facility.

        Receivables from related parties consisted of the following:

	December 31,
	2003	2004
	(in thousands)
Transaction fees due from related parties	$22,601	$22,035
Other fees due from related parties	8,668	2,820
Transaction fees due from affiliate clearing broker	1,026	—
Market data fees due from PCX	6,153	16,401
Other	100	470

	$38,548	$41,726

        Payables to related parties consisted of the following:

	December 31,
	2003	2004
	(in thousands)
Fees due to PCX	$34,627	$6,356
Other fees due to related party	—	1,339
Clearing charges and other feed due to affiliate broker	2,850	684
Routing charges due to related party	22,382	11,832
Consulting, software and connectivity fees due to affiliate	1,413	603
Advisory fees due to related party	1,000	—
Exchange fees due to related party	441	333
Other	1,200	2,901

	$63,913	$24,048

        As of December 31, 2003 and 2004, cash and cash equivalents held at affiliated financial institutions amounted to $4.3 million and $0.1 million, respectively.

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

8.     COMPUTATION OF EARNINGS PER SHARE

        The following is a reconciliation of the basic and diluted earnings per share computations:

	Year ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Net income (loss) attributable to common stockholders for basic and diluted earnings per share	$(35,639)	$1,773	$59,321

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	31,222	36,169	40,301
Dilutive effect of:
Preferred shares converted to common in August 2004	—	500	2,284
Other	—	311	330

Weighted average shares used in diluted computation	31,222	36,980	42,915

Basic earnings (loss) per share	$(1.14)	$0.05	$1.47

Diluted earnings (loss) per share	$(1.14)	$0.05	$1.38

        At December 31, 2002, 2003 and 2004, approximately 0.5 million, 1.4 million and 0.5 million securities, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.     INCOME TAXES

        The income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2002	2003	2004
Current:
Federal	$—	$—	$6,677
State and Local	—	—	2,118
Deferred:
Federal	—	—	(1,430)
State and Local	—	—	(409)

Income tax provision	$—	$—	$6,956

        Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2003	2004
Deferred tax assets:
Bonuses	$—	$3,826
Allowance for doubtful accounts	—	1,269
Net operating loss carryforwards ("NOL") of ATSI subsidiary	1,487	1,444
Valuation allowance	(1,487)	(1,444)
Other	—	339

Total deferred tax assets	—	5,434

Deferred tax liabilities:
Depreciation & amortization	—	3,328
Capitalized salaries	—	267

Total deferred tax liabilities	—	3,595

Deferred tax asset, net	$—	$1,839

        As of December 31, 2004, ATSI had approximately $3.5 million of net operating losses for Federal and State tax purposes, which will begin to expire in 2012. A full valuation allowance was recorded against the approximately $1.4 million tax effect of these losses as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining $5.4 million deferred tax assets based on management's belief that it is more likely than not that such assets will be realized. The Company does not have any deferred tax assets related to Holdings L.L.C.'s net operating losses, as those losses were incurred when the Company was treated as a partnership for federal income tax purposes.

        The effective tax rate varied from the U.S. Federal statutory income tax rate due to the following:

	Year ended December 31,
	2002	2003	2004
Federal statutory rate	(35.0)%	35.0%	35.0%
State, net of federal tax benefit	—%	—%	1.5%
Benefit from deferred taxes(1)	—%	—%	(4.4)%
Former Members' losses (income)(2)	35.0%	(35.0)%	(23.3)%
Other	—%	—%	0.4%

Effective tax rate	—%	—%	9.2%

(1)
The Company recognized a $3.8 million net deferred tax asset for temporary differences when Holdings LLC converted into a Delaware corporation. The corresponding deferred tax benefit lowered the Company's effective tax rate.

(2)
For the income earned from the date of the conversion to a Delaware corporation through December 31, 2004, the Company provided for income taxes based on a 41.5% combined tax rate. Prior to August 12, 2004, all income taxes were paid by Holdings L.L.C.'s former members.

10.   SEGMENT REPORTING

        The Company operates in two reportable segments: Transaction Execution Services and Agency Brokerage Services.

        Transaction Execution Services consist primarily of transaction execution services, market data services on a real-time or summary basis and, through the Company's alliance with PCX, a trading venue for issuers of equity securities, exchange traded funds and structured products. Under PCX rules, issuers are listed on PCX for trading on ArcaEx. The customers in this segment are required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP. An ETP holder must be a broker-dealer.

        Agency Brokerage Services are provided through Wave and consist of order execution services, on an agency basis, for orders received exclusively from institutions involving primarily Nasdaq and listed securities. This segment provides institutions that are not ETP holders or are not sponsored by ETP holders access to all U.S. Nasdaq and exchange-listed securities markets through ArcaEx.

        Revenues are generated primarily in the United States of America. Revenues derived from one stockholder/former member of Holdings LLC and its affiliates represented approximately 27.7%, 13.9% and 9.8%, of the consolidated revenues for the years ended December 31, 2002, 2003 and 2004, respectively. All of our long lived assets are located in the United States.

        Summarized financial information concerning the Company's reportable segments is as follows (in thousands):

	Transaction Execution Services	Agency Brokerage Services	Eliminations	Consolidated
2002
Revenues	$317,389	$40,023	$—	$357,412
Cost of revenues	274,177	13,353	—	287,530
Gross margin	43,212	26,670	—	69,882
Depreciation and amortization	17,224	457	—	17,681
Indirect expenses	92,511	11,694	—	104,205
Operating income (loss)	(49,300)	14,977	—	(34,323)
2003
Revenues	$414,344	$49,167	$(5,173)	$458,338
Cost of revenues	315,370	23,404	(5,173)	333,601
Gross margin	98,974	25,763	—	124,737
Depreciation and amortization	29,965	564	—	30,529
Indirect expenses	100,875	23,029	—	123,904
Operating income (loss)	(1,901)	2,734	—	833
Identifiable assets (as of December 31)	429,125	41,666	(4,899)	465,892
2004
Revenues	$495,834	$51,453	$(6,036)	$541,251
Cost of revenues	305,932	30,264	(6,036)	330,160
Gross margin	189,902	21,189	—	211,091
Depreciation and amortization	26,295	385	—	26,680
Indirect expenses	121,851	16,241	—	138,092
Operating income	68,051	4,948	—	72,999
Identifiable assets (as of December 31)	495,676	40,172	(1,400)	534,448

        In 2004, the Company revised its methodology for allocating certain expenses between the segments to reflect the fact that Agency Brokerage Services had built out its own infrastructure and therefore relies less on Company shared services. Indirect costs allocated to Agency Brokerage Services were $9.0 million, $12.0 million and $6.0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

11.   COMMITMENTS AND CONTINGENCIES

        In the normal course of conducting its business, the Company has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters will not have a material adverse effect on the financial condition or results of operations of the Company.

        In connection with a lawsuit filed in November 2003 in a state court in the State of New York regarding certain telecommunication services, in November 2004, the Company entered into a definitive settlement agreement in principle under which the Company paid to AboveNet approximately $1.7 million in exchange for AboveNet's release of all claims against the Company.

        In connection with the continued promotion of the Archipelago and ArcaEx brand names, the Company's future commitments under marketing and promotion agreements amounted to $4.9 million as of December 31, 2004.

        The Company leases office space under non-cancelable operating leases. The Company leases certain computer equipment under capital leases. The future minimum commitments under these non-cancelable leases at December 31, 2004 were as follows (in thousands):

Year ending December 31,
2005	$5,761
2006	4,219
2007	3,868
2008	3,318
2009	3,339
Thereafter	12,086

Net minimum lease payments	$32,591

        Total rent expense, including real estate taxes and common area maintenance, was approximately $2.7 million, $4.2 million and $4.6 million for the years ended December 31, 2002, 2003 and 2004, respectively. The rent expense is recorded net of sublease payments received of approximately $0.5 million for the year ended December 31, 2004.

        The Company applies the provisions of the Financial Accounting Standards Board's Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others," which provides accounting and disclosure requirements for certain guarantees. The Company has agreed to indemnify its clearing brokers for losses that they may sustain from customer accounts introduced by the Company. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote. As such, the Company has not recorded any liability related to this indemnification. The Company is unable to quantify the potential exposure related to the indemnification as it constantly fluctuates based on the number and size of the unsettled transactions outstanding and the difference between the contractual trade price and the current fair value of the stock underlying the unsettled transactions.

12.   NET CAPITAL REQUIREMENTS

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

        As of December 31, 2003 and 2004, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

	December 31,
	2003	2004
Net capital
Wave	$9,041	$19,427
ARCAS	5,268	7,043
ATSI	441	2,652
Net capital in excess of required net capital
Wave	$8,264	$18,519
ARCAS	5,018	6,793
ATSI	436	2,485
Ratio of aggregate indebtedness to net capital
Wave	1.29 to 1	0.70 to 1
ARCAS	N/A	N/A
ATSI	0.12 to 1	0.94 to 1

        Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

        The Company's international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 31, 2003 and 2004, these subsidiaries had met their local capital adequacy requirements.

13.   SUBSEQUENT EVENT

        On January 3, 2005, the Company entered into a definitive agreement with PCX Holdings, Inc. ("PCXH") under which the Company has agreed to acquire PCXH and all of its wholly-owned subsidiaries including the PCX and PCX Equities, by way of a merger of PCXH. The purchase price is approximately $50.7 million, consisting of approximately $40.6 million in cash, or 80% of the purchase price, and approximately $10.1 million in stock, subject to working capital and certain other possible adjustments. This acquisition is subject to approvals from PCXH shareholders as well as the SEC and other regulatory entities.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(In thousands, except per share data)
Total revenues	$87,765	$112,323	$126,891	$131,359
Operating income (loss)	(18,581)	1,335	6,224	11,854
Net income (loss)	(18,629)	1,502	6,493	12,407
Earnings per share:
Basic	$(0.52)	$0.04	$0.18	$0.34
Diluted	$(0.52)	$0.04	$0.18	$0.32
	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(In thousands, except per share data)
Total revenues	$146,686	$128,770	$127,141	$138,654
Operating income	21,604	16,984	14,850	19,561
Net income	21,978	17,322	17,115	12,525
Earnings per share:
Basic	$0.61	$0.48	$0.18	$0.27
Diluted	$0.55	$0.42	$0.17	$0.26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, these disclosure controls and procedures were effective. No material changes occurred in our internal controls over financial reporting (as defined in Rule 13a under the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to our executive officers and directors, including our audit committee and audit committee financial experts, is contained in the Proxy Statement for our 2005 Annual Meeting of Shareholders to be held on May 10, 2005 (the "2005 Proxy Statement") and such information is hereby incorporated herein by reference. Also incorporated herein by reference is the information under the caption "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement. Information relating to our Code of Business Conduct and Ethics that applies to senior financial officers is included in this Form 10-K under the section heading Part I—Item 1—Business—Overview.

ITEM 11.    EXECUTIVE COMPENSATION

        Information relating to our executive officer and director compensation is contained in the 2005 Proxy Statement and all such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities authorized for issuance under our equity compensation plans as of December 31, 2004 are summarized below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	2,563,087	$12.96	1,642,852
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,563,087	$12.96	1,642,852

        Information relating to security ownership of certain beneficial owners of our common stock is contained in the 2005 Proxy Statement and all such information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is contained in the 2005 Proxy Statement and all such information is incorporated herein by reference.

ITEM 14.    INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES AND SERVICES

        Information regarding independent registered public accountant fees and services is contained in the 2005 Proxy Statement and all such information is incorporated herein by reference.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Documents filed as part of this Report:

2.1	Exchange Agreement, dated as of January 17, 2002, among Archipelago Holdings, L.L.C., REDIBook ECN L.L.C. and the parties named therein.*
2.2	Contribution Agreement, dated as of November 12, 2003, between Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc.*
2.3	Agreement and Plan of Merger, dated as of February 27, 2004, between Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc.*
2.4	Letter Agreement, dated February 27, 2004, among GAP-W, L.L.C., Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc.*
2.5	Contribution Agreement, dated July 12, 2000, among Archipelago Holdings, L.L.C., Pacific Exchange, Inc. and PCX Equities, Inc.*
2.6	Agreement and Plan of Merger, dated January 3, 2005, among Archipelago Holdings, Inc., New Apple Acquisitions Corporation and PCX Holdings, Inc.***
3.1	Form of Certificate of Incorporation of Archipelago Holdings, Inc.*
3.2	Form of Bylaws of Archipelago Holdings, Inc.*
3.3	Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C.*
3.4	Amendment No.1 to Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C.*
4.1	Specimen Certificate of Common Stock.*
4.2
Registration Rights Agreement, dated November 12, 2003, among Archipelago Holdings, L.L.C., General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, L.L.C., GAPCO GmbH & Co. KG, GAP-W, L.L.C., GAP Archa Holdings, Inc., and the Class A Members of the Archipelago Holdings, L.L.C. and the affiliates of certain of such Class A Members.*
10.1	ECN-to-ECN Direct Linkage Agreement, dated April 7, 2000, between Archipelago ECN and The Island ECN, Inc., assigned to Archipelago Holdings, L.L.C. as of December 1, 2002.*
10.2	Mutual Services Agreement, dated as of March 27, 2001, amended April 15, 2002 and May 31, 2002, between Instinet Corporation and Archipelago, L.L.C.*
10.3	License Agreement, dated as of January 7, 1999, between Archipelago Holdings, L.L.C. and Townsend Analytics, Ltd.*
10.4	Support, Development and Enhancement Agreement, dated as of January 7, 1999, between Archipelago Holdings, L.L.C. and Townsend Analytics, Ltd.*
10.5	License and Distribution Agreement, dated as of January 7, 1999, between Archipelago Holdings, L.L.C. and Townsend Analytics, Ltd.*
10.6	Amendment of License and Distribution Agreement, dated as of May 11, 2004, between Archipelago Holdings, L.L.C. and Townsend Analytics, Ltd.*

10.7	Application Service Provider Agreement, dated as of February 1, 2001, between TransactTools, Inc. and Archipelago, L.L.C.*
10.8	Agreement for Professional Services, dated August 14, 2000, between TransactTools, Inc. and Archipelago, L.L.C.*
10.9	Fully Disclosed Clearing Agreement, dated as of May 7, 2004, between Spear, Leeds & Kellogg, L.P. and Wave Securities, L.L.C.*
10.10	Fully Disclosed Clearing Agreement, dated as of January 7, 2002, between Spear, Leeds & Kellogg, L.P. and REDIBook ECN, L.L.C.*
10.11	Letter Agreement, dated January 17, 2002, between Spear, Leeds & Kellogg, L.P. and Archipelago Holdings, L.L.C.*
10.12	Fully Disclosed Clearing Agreement, dated December 2002, between Spear, Leeds & Kellogg, L.P. and GlobeNet Securities, Inc.*
10.13	Clearing Letter Agreement, dated November 15, 2003, between Spear, Leeds & Kellogg, L.P. and Archipelago Holdings, L.L.C.*
10.14	Clearing Agreement, dated as of February 9, 2000 and effective as of February 25, 2000, between Broadcort Capital Corp. and Archipelago, L.L.C.*
10.15	Client Access Agreement, dated June 25, 2002 and effective July 1, 2002, between Spear, Leeds & Kellogg, L.P. and Wave Securities, L.L.C.*
10.16	Archipelago Holdings, L.L.C. 2000 Long-Term Incentive Plan.*
10.17	Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan.*
10.18	Archipelago Holdings 2004 Stock Incentive Plan.*
10.19	Archipelago Holdings Employee Stock Purchase Plan.*
10.20	Archipelago Holdings Management Annual Bonus Plan.*
10.21	Townsend Analytics Assistance Agreement, dated January 7, 1999, between Townsend Analytics, Ltd, and Archipelago Holdings, L.L.C.*
10.22	Amended Schedule 2.1 to the Townsend Analytics Assistance Agreement, dated July 27, 2004.*
10.23	Credit and Security Agreement, dated as of October 23, 2003, between Archipelago Exchange, L.L.C. and JPMorgan Chase Bank.*
10.24	Electronic Trade Execution Agreement, dated November 12, 1999, between J.P. Morgan Securities Inc. and Archipelago, L.L.C.*
10.25	Sun Terms and Conditions, dated February 1, 2003, between Sun Microsystems, Inc. and Archipelago Holdings, L.L.C.*
10.26	Employment Agreement, dated December 19, 2001, between Archipelago Holdings, L.L.C. and Gerald D. Putnam.*
10.27	Amendment, dated May 4, 2004, to the Employment Agreement between Archipelago Holdings, L.L.C. and Gerald D. Putnam.*
10.28	License and Distribution Agreement dated as of August 2, 2004, between Wave Securities, L.L.C. and Townsend Analytics, Ltd.*

10.29	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein.*
10.30	Third Amendment to Sublease, dated as of May 15, 2004, between Townsend Analytics, Ltd. and Archipelago Holdings, L.L.C.*
10.31	Office Lease, dated October 31, 2003, between MJH Wacker L.L.C. and Archipelago Holdings, L.L.C.*
10.32	Form of stock option award agreement for use under the 2000 LTIP and 2003 LTIP.*
10.33	Amended and Restated Facility Services Agreement, dated as of March 22, 2002, among Archipelago Holdings, L.L.C., Pacific Exchange, Inc. and PCX Equities, Inc.*
10.34	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Nelson J. Chai.*
10.35	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Michael A. Cormack.*
10.36	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Kevin J.P. O'Hara.*
10.37	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Steven C. Rubinow.*
10.38	Change in Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Joseph Lombard.*
10.39	Order Routing Services Agreement, dated February 8, 2001, between Archipelago, L.L.C. and BNP Paribas Brokerage Services, Inc.*
10.40	Lease by and between Paramount Group, Inc., as Agent for 1177 Avenue of the Americas, L.P. and Archipelago Holdings, Inc. dated November 4, 2004.**
10.41	Engagement Letter between Archipelago Holdings, Inc. and Goldman, Sachs & Co.†
10.42	Form employee compensation grant agreement for restricted stock units.††
14	Code of ethics
21.1	Subsidiaries of Archipelago Holdings, Inc.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney.
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32.1	Section 1350 Certifications.

*
Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-1 (No. 333-113226).

**
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2004 filed with the SEC on November 9, 2004.

***
Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2005.

†
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on January 4, 2005

††
Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on February 10, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARCHIPELAGO HOLDINGS, INC.
By:	/s/ NELSON CHAI Nelson Chai, Chief Financial Officer
Date:	March 22, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ARCHIPELAGO HOLDINGS, INC.

Board of Directors

By:	/s/ GERALD D. PUTNAM	By:	/s/ RICHARD C. BREEDEN
Gerald D. Putnam, Chairman and Chief Executive Officer		Richard C. Breeden, Director
Date:	March 22, 2005	Date:	March 22, 2005
By:	/s/ PHILIP D. DEFEO	By:	/s/ WILLIAM E. FORD
Philip D. DeFeo, Director		William E. Ford, Director
Date:	March 22, 2005	Date:	March 22, 2005
By:	/s/ JAMES J. MCNULTY	By:	/s/ GEORGE MUÑOZ
James J. McNulty, Director		George Muñoz, Director
Date:	March 22, 2005	Date:	March 22, 2005
By:	/s/ MICHAEL J. PASSARELLA	By:	/s/ STUART M. ROBBINS
Michael J. Passarella, Director		Stuart M. Robbins, Director
Date:	March 22, 2005	Date:	March 22, 2005
By:	/s/ ROBERT G. SCOTT
Robert G. Scott, Director
Date:	March 22, 2005

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerald D. Putnam, Nelson J. Chai, and Kevin J.P. O'Hara, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

QuickLinks

Archipelago Holdings, Inc. Table of Contents
Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995
Part I
  ITEM 1. BUSINESS
TRADING ON ARCAEX
REGULATION
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Number of shares handled on the Archipelago system Overall market volume as reported in the consolidated tape
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Archipelago Holdings, Inc. Consolidated Statements of Financial Condition (In thousands, except per share data)
Archipelago Holdings, Inc. Consolidated Statements of Operations (In thousands, except per share data)
Archipelago Holdings, Inc. Consolidated Statements of Changes in Stockholders' Equity For the years ended December 31, 2002, 2003 and 2004 (In thousands)
Archipelago Holdings, Inc. Consolidated Statements of Cash Flows (In thousands)
Archipelago Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2004
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES AND SERVICES
Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
SIGNATURES
POWER OF ATTORNEY