Form 10-Q
period 2005-03-31
ARCHIPELAGO HOLDINGS INC
filed 2005-05-16
CIK 1107389

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER: 001-32274

ARCHIPELAGO HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	86-1075595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 4, 2005, the Registrant had approximately 47,216,000 shares of common stock, $0.01 par value per share, outstanding.

ARCHIPELAGO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of December 30, 2004 and March 31, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements regarding Archipelago Holdings, Inc. and its subsidiaries (collectively “Archipelago”). These statements relate to future events our financial performance and may include information relating to pending transactions involving Archipelago (including the benefits of the transaction and future plans and expectations following the consummation of transaction) and are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the current belief of management and involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, to be materially different from those expressed or implied in this Report. In some cases, you can identify forward-looking statements with terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “pending” or the negative of these terms or other comparable terminology.  These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this Report.  Actual events or results may differ materially and we undertake no on going obligation, other than that imposed by law, to update these statements. You should, however, consult any further disclosures of a forward-looking nature Archipelago may make in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to; general economic conditions; our future operating results; market penetration and financial condition; industry trading activity and fluctuations; regulatory changes and competition; the ability to obtain governmental approval of any pending transaction on the proposed terms and schedule; the failure to obtain stockholder approval for any pending transaction; the inability to integrate businesses successfully following the consummation of any pending transaction; the risk that any expected cost savings and any revenue synergies resulting from any pending transaction may not be fully realized or may take longer to realize than expected; the risk that disruption from any pending transaction may make it more difficult to maintain relationships with clients, employees or suppliers; as well as the risks and uncertainties described in Part I, Item 1. under the section heading “Certain Factors That May Affect Our Business” of our Form 10-K filed with the Securities and Exchange Commission on March 23, 2005 and the factors discussed below under “Management’s Discussion and Analysis.” You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Important Acquisition Information with Respect to the PCX Holdings Acquisition

In connection with the proposed acquisition of PCX Holdings and its subsidiaries by Archipelago, the parties intend to file relevant materials with the SEC, including a registration statement on Form S-4. Such documents, however, are not currently available. INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. Investors will be able to obtain a free copy of the registration statement, as well as other filings containing information about Archipelago, PCX Holdings, the Pacific Exchange and PCX Equities without charge, at the SEC’s website (http://www.sec.gov) once such documents are filed with the SEC. Copies of the registration statement will also be available, without charge, once they are filed with the SEC by directing a request to Archipelago, Attention: Investor Relations, at 100 South Wacker Drive, Suite 1800, Chicago, Illinois 60606 or calling (888) 514-7284, or by directing a request to the Shareholder Services Department of PCX Holdings at 115 Sansome Street, San Francisco, California 94104 or calling (415) 393-4114.

This filing (including the exhibits hereto) shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Important Acquisition Information with Respect to the Archipelago – New York Stock Exchange (“NYSE”) Merger

In connection with the proposed merger of Archipelago and NYSE, the parties intend to file relevant materials with the SEC, including a joint proxy statement/prospectus regarding the proposed transaction. Such documents, however, are not currently available. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE, BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION.

Investors will be able to obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about Archipelago and NYSE without charge, at the SEC’s website (http://www.sec.gov) once such documents are filed with the SEC. Copies of the joint proxy statement/prospectus can also be obtained, without charge, once they are filed with the SEC, by directing a request to Archipelago, Attention: Investor Relations, at 100 S. Wacker Drive, Suite 800, Chicago, Illinois 60606 or calling (888) 514-7284.

Archipelago, NYSE and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from Archipelago stockholders in respect of the proposed transaction. Information regarding Archipelago’s directors and executive officers is available in Archipelago’s proxy statement for its 2005 annual meeting of stockholders, dated March 31, 2005. Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and the other relevant documents filed with the SEC when they become available. This filing (including the exhibits hereto) shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

PART I – Financial Information

Item 1. Financial Statements

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Financial Condition

(In thousands, except per share data)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,878	$193,184
Receivables from brokers, dealers and customers, net	31,400	28,192
Receivables from related parties	41,726	37,708
Total current assets	251,004	259,084

Fixed assets, net	49,495	47,808
Goodwill	131,865	131,865
Intangible asset - Pacific Exchange facility agreement	90,000	90,000
Other intangible assets, net	2,169	1,763
Deferred tax asset, net	1,839	1,107
Other assets	8,076	10,932
Total assets	$534,448	$542,559

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,269	$21,010
Payables to brokers, dealers and exchanges	19,408	16,509
Payables to related parties	16,353	29,459
Current portion of capital lease obligations	1,545	1,039
Total liabilities	73,575	68,017

Commitments and contingencies

Stockholders’ equity
Common stock, $.01 par value, 165,000 shares authorized; 47,138 and 47,147 shares issued and outstanding	471	471
Additional paid-in capital	451,625	456,989
Unearned stock-based compensation	(19)	(4,879)
Retained earnings	8,796	21,961
Total stockholders’ equity	460,873	474,542
Total liabilities and stockholders’ equity	$534,448	$542,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2005
Revenues
Transaction fees ($54,232 and $45,555 with related parties)	$135,001	$118,726
Market data fees ($4,245 and $6,667 with related parties)	11,724	14,850
Listing fees	89	118
Total revenues	146,814	133,694

Cost of revenues
Liquidity payments ($15,333 and $13,416 with related parties)	53,204	51,938
Routing charges ($13,872 and $9,857 with with related parties)	26,480	18,841
Clearance, brokerage and other transaction expenses ($5,607 and $1,428 with related parties)	12,666	7,666
Total cost of revenues	92,350	78,445

Gross margin	54,464	55,249

Indirect expenses
Employee compensation and benefits	10,333	12,504
Depreciation and amortization	10,732	5,421
Communications ($873 and $1,268 with related parties)	4,529	5,509
Marketing and promotion ($8 and $- with related parties)	1,746	3,075
Legal and professional ($250 and $600 with related parties)	2,303	3,133
Occupancy	976	1,444
General and administrative	1,934	3,088
Total indirect expenses	32,553	34,174

Operating income	21,911	21,075
Interest and other, net	68	866
Income before income tax provision	21,979	21,941
Income tax provision	—	8,776
Net income	$21,979	$13,165

Basic earnings per share (a)	$0.61	$0.28
Diluted earnings per share (a)	$0.55	$0.28

Basic weighted average shares outstanding (a)	36,169	47,142
Diluted weighted average shares outstanding (a)	40,163	47,799

(a)   Adjusted to reflect our reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004. See Note 1 to condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities
Net income	$21,978	$13,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,325	5,015
Amortization of other intangible assets	407	406
Deferred taxes	—	732
Stock-based compensation	38	414
Tax benefit from stock option exercises	—	37
Changes in operating assets and liabilities:
Accounts receivable	(11,796)	7,226
Other assets	(2,517)	(2,857)
Accounts payable and accrued expenses	2,155	(5,052)
Net cash provided by operating activities	20,590	19,086

Cash flows from investing activities
Additions to fixed assets	(6,286)	(3,328)
Net cash used in investing activities	(6,286)	(3,328)

Cash flows from financing activities
Direct costs of initial public offering	(3,144)	—
Principal payments under capital lease obligations	(626)	(506)
Proceeds from exercises of stock options	—	54
Net cash used in financing activities	(3,770)	(452)

Net increase in cash and cash equivalents	10,534	15,306
Cash and cash equivalents at beginning of period	111,815	177,878
Cash and cash equivalents at end of period	$122,349	$193,184

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$76	$23
Income taxes	—	460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2005

1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

Archipelago Holdings, Inc. operates the Archipelago Exchange, or ArcaEx® (“ArcaEx”), the first open all-electronic stock market in the United States for trading in all NYSE, Nasdaq, AMEX and Pacific Exchange-listed stocks. Archipelago Holdings, L.L.C. (“Holdings LLC”), a Delaware limited liability company and the predecessor to the Company, was organized in January 1999.  In July 2000, Holdings LLC entered into a facility services agreement with the Pacific Exchange, Inc. (“PCX”) which allowed it to establish and operate ArcaEx. The Securities and Exchange Commission’s (“SEC”) approval of ArcaEx was announced in October 2001 and ArcaEx began trading operations for listed securities in March 2002 and for over-the-counter securities in April 2003.

On August 11, 2004, Holdings LLC converted to a Delaware corporation, Archipelago Holdings, Inc.  We refer to Archipelago Holdings, Inc. and, prior to its conversion to a Delaware corporation, Holdings LLC, as the “Company”.  On August 19, 2004, the Company completed an initial public offering (“IPO”) of its common stock. See below discussion of the “Conversion Transaction” and the “Initial Public Offering.”

Through certain subsidiaries, the Company also provides broker execution services to institutions for orders involving Nasdaq and listed securities, as well as introducing broker services for ArcaEx to broker-dealers that do not hold an exchange trading permit (“ETP”).

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

As approved by the Company’s board of managers on July 16, 2004, the Company made a $24.6 million cash distribution to the members of Holdings LLC immediately prior to the conversion transaction. The cash distribution permitted the members to pay the taxes that the members owe for their share of the Company’s profits in 2004 as a limited liability company through the date of the conversion transaction, calculated primarily based on the highest federal and state income tax rate applicable for the tax withholding purposes to an individual.

Initial Public Offering

On August 19, 2004, the Company completed the IPO of its common stock as a result of which the Company sold 6,325,000 shares of common stock at $11.50 per share.  The Company received net proceeds of $67.6 million and incurred approximately $6.8 million in expenses in connection with the IPO. In addition, 6,325,000 shares of common stock were sold in the IPO by certain selling stockholders of the Company, for which the Company received no proceeds.  The Company’s stock is listed on the Pacific Exchange and is traded on ArcaEx under the symbol “AX”.  A summary of the terms of the IPO can be found in the Company’s Registration Statement on Form S-1 (File No. 333-113226), which was declared effective by the SEC on August 12, 2004.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.  Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods in order to conform to the current period’s presentation.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2004, included in the Company’s Annual Report on
Form 10-K

filed with the SEC on March 23, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  ACQUISITION OF PCX HOLDINGS, INC. (“PCXH”)

On January 3, 2005, the Company entered into a definitive agreement with PCXH under which the Company has agreed to acquire PCXH and all of its wholly-owned subsidiaries including the PCX and PCX Equities, Inc. (the “PCXH Transaction”). The purchase price of the PCXH Transaction is represented by two elements: (i) the aggregate value of 1,645,415 shares of the Company’s common stock (determined at the time of execution of the agreement), currently indirectly owned by PCXH through PCX which will be returned to, and either cancelled or held in treasury by the Company after the consummation of the PCXH Transaction, and (ii) $17.0 million.

At the time of the execution of the definitive agreement, the purchase price of the PCXH Transaction was approximately $50.7 million, to be paid (i) 80% in cash (or approximately $40.6 million); and (ii) 20% in shares of the Company’s common stock, calculated using the average closing price of the Company’s common stock over the ten consecutive days prior to the execution date of the definitive agreement (or approximately $10.1 million).

However, as a result of the Company’s execution of a merger agreement described in Note 3 below, at closing, the purchase price of the PCXH Transaction will be calculated using the average closing price per share of the Company’s common stock over the ten consecutive trading days prior to the closing date of the PCXH Transaction, rather than the ten consecutive days prior to the execution date of the definitive agreement.  In addition, the final calculation of the purchase price will depend upon several factors and adjustments, including but not limited to: (i) an adjustment relating to any working capital excess or shortfall of PCXH at closing that is either over or under an agreed upon threshold; and (ii) a downward adjustment in the event that any change of control and related payments to certain executives of the seller exceeds approximately $4.9 million.

Management expects that after consummation of the PCXH Transaction, the Company will be able to offer all-electronic trading of equity securities and options products and to expand and diversify the Company’s business lines and products. The consummation of the PCXH Transaction also will result in the Company acquiring the self-regulatory organization of the PCX. Immediately following the announcement of the PCXH Transaction integration planning was initiated by the parties. To date, detailed integration plans have been developed.  The PCXH Transaction is subject to approvals from PCXH shareholders and the SEC. The applicable waiting period under the Hart-Scott-Rodino Act for the PCXH Transaction expired on March 7, 2005. The Company anticipates that the PCXH Transaction will close in the third quarter of 2005.

In October 2004, the Company entered into a financial advisory services engagement with a stockholder, under which the stockholder agreed to perform financial advisory services in relation to the PCXH Transaction.  The Company has not made any payments under this agreement as of March 31, 2005.

3.  SUBSEQUENT EVENT – MERGER WITH NEW YORK STOCK EXCHANGE, INC. (“NYSE”)

On April 20, 2005, the Company entered into a definitive merger agreement with NYSE under which they agreed to combine their businesses and become wholly-owned subsidiaries of a newly-created, for-profit and publicly-traded holding company (the “NYSE Transaction”) which the parties expect to be named the NYSE Group, Inc. (“Holdco”).

In the NYSE Transaction:

•              Through a series of transactions, the current NYSE memberships will be converted into $300,000 in cash per NYSE membership, and a number of shares of Holdco common stock representing 70% of the entire issued and outstanding shares of Holdco common stock at the closing of the NYSE Transaction, calculated on a fully diluted basis (less any shares of Holdco common stock underlying Holdco restricted stock units reserved for issuance to employees of the NYSE).

•              Through a single merger with a wholly-owned subsidiary of Holdco, under which the Company will be the surviving entity: (i) each share of the issued and outstanding shares of the Company’s common stock will convert automatically into the right to receive one share of Holdco common stock; (ii) all outstanding stock options of the Company, whether vested or unvested, will convert into options to purchase an equivalent number of shares of Holdco common stock; and (ii) all outstanding restricted stock units of the Company will convert into an equal number of restricted stock units of Holdco common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) to be received by the Company’s stockholders will equal 30% of the issued and outstanding shares of Holdco common stock at the closing of the NYSE Transaction, calculated on a fully diluted basis.

Under the terms of the merger agreement, the parties will prepare and file with the SEC proxy materials consisting of a joint proxy statement/prospectus relating to the matters to be submitted to the NYSE members and the Company’s stockholders. In addition, Holdco will prepare and file with the SEC a registration statement on Form S-4 with respect to the issuance of its common stock in the NYSE Transaction. The consummation of the NYSE Transaction is subject to a number of customary closing conditions, including the receipt of approval by the NYSE members and the Company’s stockholders as well as certain government approvals, including the SEC, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. The Company anticipates that the NYSE Transaction will close in the first quarter of 2006.

The merger agreement contains customary representations and warranties,

including the representation that each party has received: (i) the requisite approval of its board of directors to enter into the merger agreement; and (ii) an opinion of its financial advisor stating, to the effect that the consideration to be received in the transaction is fair from a financial point of view.

The merger agreement also contains customary termination provisions which, under certain circumstances in the event of a termination under the merger agreement, may subject the parties to liability for the payment of termination fees and reimbursement of expenses in an amount up to $40.0 million, and includes a provision which permits either party to terminate the merger agreement if the transaction fails to close by February 1, 2006 (unless extended under the terms of the merger agreement). Either party may extend the term of the merger agreement without the consent of the other party for two separate three-month periods (with the first period ending on May 1, 2006 and the second ending on August 1, 2006), provided that the only conditions that remain to be satisfied are the receipt of the approvals of either the NYSE members, the Company’s stockholders or any regulatory entity, and outstanding litigation.

The parties expect that the combined businesses will bring together the strength of NYSE’s auction market and the speed and innovation of the Company and its technology and management.  The parties believe this combination will create a strong and dynamic enterprise  with diverse products that will be well positioned to compete in the industry and possess enhanced growth potential.

Following the closing of the NYSE Transaction, the parties expect that the board of directors of Holdco will consist of fourteen members who satisfy the NYSE independence requirements, three of whom will be designated by the Company and agreed to by NYSE, and the remaining eleven members will be the directors of the NYSE immediately prior to the effective time of the NYSE Transaction. The Chief Executive Officer of NYSE immediately prior to the effective time of the NYSE Transaction will be the Chief Executive Officer of Holdco.

In April 2005, the Company entered into a letter agreement with a stockholder under which the stockholder agreed to perform certain services in relation to the proposed merger of the Company and NYSE which included facilitating discussions between the parties and providing certain valuation analysis.  The Company agreed to pay the stockholder a transaction fee of $3.5 million in cash upon consummation of the NYSE Transaction. The Company also agreed to reimburse the stockholder for one-half of the stockholder’s reasonable out-of-pocket expenses (including the fees and disbursements of attorneys plus any sales, use or similar taxes) in an amount not to exceed $50,000 without the prior written consent of the Company. In the event the NYSE Transaction is terminated or not consummated, the Company will pay a transaction fee to be mutually agreed upon between the parties. The Company has not made any payments under this agreement as of March 31, 2005.

4.  FIXED ASSETS

Fixed assets consisted of the following:

	December 31, 2004	March 31, 2005
	(In thousands)
Software, including software development costs	$44,511	$45,643
Computers and equipment	43,131	45,212
Leasehold improvements	18,770	18,819
Equipment under capital leases	18,070	18,070
Routers	5,524	5,572
Furniture and fixtures	3,074	3,092
	133,080	136,408
Accumulated depreciation and amortization	(83,585)	(88,600)
	$49,495	$47,808

The Company capitalized software development costs of approximately $0.8 million for the three months ended March 31, 2005.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

PCX Exchange Facility Agreement

In May 2001, the Company acquired the right to operate as the exclusive equity trading facility of PCX Equities, Inc. including the rights to certain revenue streams comprised primarily of transaction fees, market data fees, and listing fees, for an aggregate consideration of $90.0 million consisting of a $40.0 million cash payment and 10.8% equity interest in the Company. The Company determined that this intangible asset had an indefinite life and, as such, it is not subject to amortization.

Other Intangible Assets

In October 2002, the Company acquired Globenet Securities, Inc. and the net assets of its parent, Globenet Capital Corporation in a transaction accounted for as an asset acquisition.  The Company assigned $4.9 million to an intangible asset related to the technology acquired.  This intangible asset is amortized over three years from the implementation of the technology in May 2003.  The Company recorded approximately $0.4 million in amortization on this intangible asset for both the three months ended March 31, 2004 and the three months ended March 31, 2005. As of March 31, 2005, the net book value of this intangible asset was approximately $1.8 million.

6.  RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions involving the Company and certain former members (i.e., owners of Holdings LLC prior to the IPO) and current stockholders (i.e., stockholders of the Company after the IPO), PCX and other affiliates as part of its operations:

	Three months ended March 31,
	2004	2005
	(In thousands)
Revenues
Transaction fees earned from stockholders/former members and affiliates(1)	$54,232	$45,555
Market data fees received from PCX (net of amounts shared with customers of $3,644 and $5,759) (2)	4,245	6,667
Cost of revenues
Liquidity payments to stockholders/former members and affiliates(1)	15,333	13,416
Routing charges:
Routing fees paid to stockholder/former member(3)	13,008	9,289
Routing fees for listed securities paid to stockholders/former members(4)	864	568
Clearance, brokerage and other transaction expenses:
Clearing services provided by a stockholder/former member(5)	3,672	644
Clearing services provided by an affiliated clearing broker(5)	1,255	—
Regulatory services fees paid to PCX(6)	1,613	1,954
Registered representative fees received from PCX(6)	(933)	(1,170)
Indirect expenses
Communications:
Back office services provided by an affiliate(7)	300	300
Software related services provided by an affiliate (net of amounts charged to customers of $686 and $499) (8)	573	968
Marketing and promotion:
Business development costs(9)	8	—
Legal and professional:
Professional fees for services provided by an affiliate(10)	250	450
Consulting fees for services from a firm whose principal serves a director of the Company (11)	—	150

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

(3)           A stockholder/former member of Holdings, LLC receives routing fees for trades executed through ArcaEx, that ultimately route through to the stockholder/former member’s ECN.

(4)           Certain stockholders/former members of Holdings LLC provide routing services for listed securities through the New York Stock Exchange, Inc. on behalf of the Company.

(5)           The Company clears its transactions for institutional customers through an affiliated clearing broker and transactions for non-institutional customers through a stockholder/former member of Holdings LLC/clearing broker.

(6)           Under the terms of the facility services agreement, PCX provides certain regulatory services to the Company in return for regular payments as negotiated between the parties. Also, PCX forwards registered representative fees received from the NASD to the Company.

(7)           An affiliate provides back-office services to Wave Securities, L.L.C. (“Wave”). The services include offering and managing connectivity to alternative execution venues, clearing technology, as well as reporting to the NASD’s Order Audit Trail Systems through which NASD members are required to report information regarding Nasdaq transactions.

(8)           An affiliate provides software related services to the Company, a portion of which is charged to the Company’s customers.

(9)           The Company paid rental fees for the yacht that it leases for certain business development functions, which is operated by the domestic partner of a sister of a member of management.

(10)         An affiliate provides software related services to the Company.

(11)         The Company signed an agreement on June 1, 2004 with a consulting firm whose principal serves as a director.  The consulting agreement provides for a minimum fee of $150,000 per quarter and has a one-year term.

An affiliate provided software development services to the Company in the amount of $1.0 million for the three months ended March 31, 2004.

In the opinion of management, transactions were made at prevailing rates, terms and conditions and do not involve more than the normal risk of collectibility or present other unfavorable features.

7.  STOCK-BASED COMPENSATION

The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and, accordingly, recognizes compensation expense using the intrinsic value method. Under the intrinsic value method, stock-based compensation, if any, is measured as the excess of the estimated fair value of the Company’s stock over the option exercise price.

The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.   Had compensation expense for the Company’s stock option plans been determined based upon fair value consistent with SFAS No. 123, the Company’s net income and earnings per share would have been changed to the following pro forma amounts:

	Three months ended March 31,
	2004	2005
	(in thousands, except per share data)
Net income, as reported	$21,979	$13,165
Add: Stock-based employee compensation cost included in net income	38	248
Deduct: Stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects of $135 and $383	190	574
Net income, pro forma	$21,827	$12,839

Earnings per share:
Basic, as reported	$0.61	$0.28
Basic, pro forma	$0.60	$0.27
Diluted, as reported	$0.55	$0.28
Diluted, pro forma	$0.54	$0.27

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2004	2005
Dividend yield	—	—
Expected volatility	30.0%	30.0%
Risk-free interest rate	3.8%	4.2%
Expected life (in years)	7	7

The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable.  In addition, option pricing models require the input of highly subjective assumptions.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the estimate, in management’s opinion, the existing valuation models may not provide a reliable measure of the fair value of the Company’s employee stock options.

The above pro forma information gives effect to the Company’s conversion into a Delaware corporation as if it occurred at the beginning of the periods presented.  In addition, the pro forma information was tax effected at combined federal, state and local rates of 41.5% and 40.0% for the three months ended March 31, 2004 and 2005, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, requiring that compensation cost associated with share-based payment transactions be recognized in financial statements. This cost is to be measured at the fair value of the instrument issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance based awards, share appreciation rights and employee stock purchase plans. Statement No. 123(R) replaces the former SFAS No. 123 and supersedes APB No. 25.  The Company plans to adopt SFAS No. 123(R) on January 1, 2006 using the modified-prospective method.  The Company is currently evaluating the option pricing model to be utilized and the overall impact of the adoption of SFAS No. 123(R).  The adoption of the fair value method will have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial condition.

8.  COMPUTATION OF EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three months ended March 31,
	2004	2005
	(In thousands, except per share data)

Net income	$21,979	$13,165
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	36,169	47,142
Dilutive effect of:
Preferred shared converted to common in August 2004	3,732	—
Stock options and restricted stock units	262	657

Weighted average shares used in diluted computation	40,163	47,799

Basic earnings per share	$0.61	$0.28

Diluted earnings per share	$0.55	$0.28

At March 31, 2004 and 2005, approximately 1.4 million and 0.5 million securities, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Agency Brokerage Services are provided through Wave and consist of order execution services, on an agency basis, for orders received from institutions involving primarily Nasdaq and listed securities. This segment provides institutions that are not ETP holders or are not sponsored by ETP holders access to all U.S. Nasdaq and exchange-listed securities markets through ArcaEx.

Revenues are generated primarily in the United States of America. Revenues derived from one stockholder/former member of Holdings LLC and its affiliates represented approximately 10.0% and 9.0%, of the consolidated revenues for the three months ended March 31, 2004 and 2005, respectively.  All of the Company’s long lived assets are located in the United States.

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

Three months ended March 31,	Transaction Execution Services	Agency Brokerage Services	Eliminations	Consolidated
2004
Revenues	$132,945	$15,698	$(1,829)	$146,814
Cost of revenues	84,892	9,287	(1,829)	92,350
Gross margin	48,053	6,411	—	54,464
Indirect expenses	28,506	4,047	—	32,553
Operating income	19,547	2,364	—	21,911

2005
Revenues	$123,165	$11,891	$(1,362)	$133,694
Cost of revenues	72,625	7,182	(1,362)	78,445
Gross margin	50,540	4,709	—	55,249
Indirect expenses	29,842	4,332	—	34,174
Operating income	20,698	377	—	21,075
Identifiable assets (as of March 31)	521,964	30,062	(9,467)	542,559

In 2004, the Company revised its methodology for allocating certain expenses between the segments to reflect the fact that Agency Brokerage Services had built out its own infrastructure and therefore relies less on Company shared services. Indirect costs allocated to Agency Brokerage Services were $1.5 million for both the three months ended March 31, 2004 and 2005.

10.  NET CAPITAL REQUIREMENTS

Wave, Archipelago Securities, L.L.C. (“ARCAS”) and Archipelago Trading Services, Inc. (“ATSI”) are registered broker-dealers and are subject to net capital requirements under SEC Rule 15c3-1. Wave and ATSI compute their net capital using the basic method. Under this method, these subsidiaries must maintain minimum net capital (as defined) and the ratio of aggregate indebtedness (as defined) to net capital may not exceed 15 to 1. ARCAS computes its net capital under the alternative method. This method requires that minimum net capital not be less than the greater of $250,000 or 2% of aggregate debit items arising from customer transactions.

As of March 31, 2005, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital
Wave	$12,198
ARCAS	8,481
ATSI	3,372
Net capital in excess of required net capital
Wave	$11,370
ARCAS	8,231
ATSI	3,220
Ratio of aggregate indebtedness to net capital
Wave	1.02 to 1
ARCAS	N/A
ATSI	.68 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 31, 2005, these subsidiaries had met their local capital adequacy requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the condensed consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Executive Overview

We operate ArcaEx, the first open, all-electronic stock market in the United States for trading in NYSE-, Nasdaq-, AMEX- and PCX-listed equity securities, exchange-traded funds and other exchange-listed securities. During the three months ended March 31, 2004 and 2005, our customers executed 101.3 million and 115.7 million transactions in U.S. equity securities through ArcaEx, respectively, representing 37.8 billion and 35.8 billion shares. Our trading platforms and services have been designed to enhance the speed and quality of trade execution for our customers. Our trading platforms provide our customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a pool of liquidity that is available to our customers internally on ArcaEx and externally through other market centers. We also operate The ArcaEdge®, a broker-dealer sponsored trading platform designed to bring the benefits of ArcaEx—fast electronic execution, transparency and open market access—to the trading of small-cap equity securities.

We earn revenues and generate cash from transaction fees collected in connection with trade execution (whether matched internally or routed out) on ArcaEx. We also generate revenues from fees collected for introducing broker-dealers that do not hold an ArcaEx electronic trading permit (“ETP”). In addition, we receive market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers. Through our alliance with PCX, we also collect listing fees from companies and index providers that list on PCX as a trading venue for their equity securities, exchange-traded funds and other structured products. Through our wholly-owned subsidiary, Wave Securities, L.L.C., we offer and derive revenues from fees collected in connection with agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically.

Our business is dependent on the liquidity (i.e., the number and range of buy orders and sell orders posted on our system and available to our customers) of ArcaEx. As a result, our most significant cost of generating revenues is the cost of liquidity, which we pay for in one of two ways. First, to enhance the liquidity of our system, we pay a small fee per share (denominated in tenths of a cent per share) to participants, referred to as “liquidity providers,” that post buy orders and sell orders on the Archipelago system, when the quote is executed against, or “hit,” by liquidity takers purchasing or selling securities internally on our system. Second, as part of our best execution business model, we incur routing charges when the Archipelago system does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on our system. In that case, we will route the customer’s order to the external market center that displays the best buy order or sell order. The external market center will charge us a fee per share (denominated in tenths of a cent per share) for routing to its system.

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

We also incur clearance, brokerage and related transaction expenses, which primarily include transaction expenses paid to clearing entities for clearing and settlement, service fees paid per trade to exchanges for trade execution. As the operator of a facility of PCX Equities, Inc., we do not incur clearing charges for internally matched trades executed on ArcaEx by our customers. As a result, our clearing costs are lower for trades executed internally on ArcaEx. If we route a trade to an external market center, we bear clearing and settlement costs.

In addition to our direct cost of revenues, we incur the following indirect expenses:

•                  employee compensation and benefits expenses, which include salaries, incentive compensation and related employee benefits and taxes as well as amortization of stock-based compensation;

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

Business Development

Acquisition of PCX Holdings, Inc. (“PCXH”)

On January 3, 2005, we entered into a definitive agreement to acquire PCXH and all of its wholly-owned subsidiaries for approximately $50.7 million, consisting of approximately $40.6 million in cash and approximately $10.1 million in stock, subject to working capital and certain other possible adjustments.  As a result of our merger agreement with the New York Stock Exchange, Inc. (see Merger with New York Stock Exchange, Inc. below), the purchase price of PCXH will be calculated upon consummation of the acquisition using the average closing price per share of our common stock over the ten consecutive trading days prior to the closing date of the PCXH acquisition, rather than the ten consecutive days prior to the execution date of the our definitive agreement with PCXH.

We expect that after consummation of the PCXH acquisition, we will be able to offer all-electronic trading of equity securities and options products and will be able to expand and diversify our business lines and products. The consummation of the PCXH acquisition also will result in our acquisition of the self-regulatory organization (“SRO”) of the PCX. This transaction is subject to approvals from PCXH shareholders as well as the Securities and Exchange Commission (“SEC”) and other regulatory entities. We anticipate that the PCXH acquisition will close in the third quarter of 2005.

Merger with New York Stock Exchange, Inc. (“NYSE”)

On April 20, 2005, we entered into a definitive merger agreement with NYSE under which, each of Archipelago and NYSE will operate as a wholly-owned subsidiary under a newly-created, for-profit and publicly-traded holding company, which the parties expect to be named the NYSE Group, Inc. (“Holdco”).  Under the terms of the merger agreement, we will be the surviving entity of a merger with a newly created for-profit Delaware corporation and wholly-owned subsidiary of Holdco.  In this transaction, each share of the issued and outstanding shares of our common stock will convert automatically into the right to receive one share of Holdco common stock, with the aggregate amount of such shares of Holdco common stock equaling 30% of the issued and outstanding shares of common stock of Holdco at the closing.

The parties expect that the combined businesses will bring together the strength of the NYSE’s auction market and our speed and innovation.  The parties believe this combination will create a strong and dynamic enterprise with diverse products that will be well positioned to compete in the industry and possess enhanced growth potential.

The consummation of the transaction is subject to the receipt of approval by the members of the NYSE and our stockholders as well as certain government approvals, including the SEC. We anticipate that our merger with NYSE will close in the first quarter of 2006.

The merger agreement contains customary representations and warranties and conditions to closing, including the representation that each party has received: (i) the requisite approval of its board of directors to enter into the merger agreement; and (ii) an opinion of its financial advisor stating, to the effect that the consideration to be received in the transaction is fair from a financial point of view.  The merger agreement also contains customary termination provisions which, under certain circumstances in the event of a termination under the merger agreement, may subject the parties to liability for the payment of termination fees or reimbursement of expenses in an amount up to $40.0 million, and includes a provision which permits either party to terminate the agreement if the transaction fails to close by February 1, 2006. Either party may extend the term of the merger agreement without the consent of the other party for two separate three-month periods (with the first period ending on May 1, 2006 and the second ending on August 1, 2006), provided that the only conditions that remain to be satisfied are the receipt of the approvals of either the NYSE members, our stockholders or any regulatory entity, and outstanding litigation.

Adoption of Regulation NMS

On April 6, 2005, the SEC voted to adopt Regulation NMS, which contains proposals designed to change the regulatory structure of the U.S. equity markets, each of which were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Regulation NMS will change the current formula for allocating revenues generated by market data fees to market centers that produce the data for investors (the “Market Data Rule”), as well as create Rules 610 (the “Intermarket Access Rule”), 611

(the “Order Protection Rule”) and 612 (the “Sub-Penny Pricing Rule”) under the Exchange Act of 1934.  The final release for Regulation NMS is currently pending, however the final release is expected to include the following provisions:

Market Data Rule

•                  Allocate market data revenues to market centers based on the value of the quotes and trades for all securities.

•                  Give market centers and their members the ability to distribute their own data independently with or without fees.

•                  Require market centers to provide their best bids and offers and last sale information for consolidated dissemination through the joint-industry plans.

•                  Require the SROs governing the market data consolidation systems to create advisory committees composed of non-SRO representatives to the joint industry plans.

Intermarket Access Rule

•                  Allow for the use of private linkages, rather than mandating a collective linkage facility to facilitate order interaction between markets.

•                  Establish a limit on the access fees charged by trading centers when incoming orders execute against their displayed quotes at the best bid or offer to $0.003 per share (30 cents per 100 share order) or, if the price of the best bid or offer is less than $1.00, to no more than 0.3% of the quotation price per share.

•                  Require SROs to establish and enforce rules that prohibit members from displaying quotes that internally lock or cross the automated quotes of other trading centers. A locked market occurs when the price to buy a stock is the same as the price to sell the stock. A crossed market occurs when the price to buy (sell) a stock is higher (lower) than the price to sell (buy) a stock.

Order Protection Rule

•                  Require broker-dealers to make available, for protection under the trade through rule, the best bids and offers across all markets.

•                  Protect bids and offers displayed on an automated market from being traded through by any market. An “automated market” is essentially one that executes an incoming order on an immediate basis without human intervention.

•                  Not protect bids and offers displayed on a non-automated market from being traded through by any market.

•                  Include exceptions such as intermarket sweep orders, quotations displayed by markets that fail to meet the response requirements for automated quotations, and flickering quotations with multiple prices displayed in a single second.

•                  Require SROs to establish and enforce rules that are designed to reasonably prevent trade throughs in accordance with these rules.

Sub-Penny Pricing Rule

•                  Prohibit electronic communications networks, exchanges, market makers and alternative trading systems from displaying, ranking or accepting quotes in NMS securities that are priced in increments of less than a penny, unless the stock price is less than $1.00, in which case, the minimum increment would be $0.0001.

The SEC has stated that the final release for Regulation NMS will provide for extended compliance dates, specifically: (i)  compliance with the Intermarket Access Rule and Order Protection Rule would begin with a small group of representative NMS stocks, with the first phase beginning on April 10, 2006 and ending on June 9, 2006; (ii) on June 12, 2006, trading centers would be required to begin trading all NMS stocks pursuant to the requirements of the Intermarket Access Rule and Order Protection Rule; (iii) the compliance date for the Sub-Penny Pricing Rule would be July 1, 2005; and (iv) the compliance date for the Market Data Rule would be July 3, 2006.

We continue to analyze the potential impact of the adoption of Regulation NMS to our business and results of operations, however, we believe that when implemented: (i) the amount of transaction fees we earn, which represented over 89.5% of our total revenues for the year ended December 31, 2004, could potentially decrease; and (ii) the impairment of market centers’ ability to increase revenues through higher pricing of transaction fees could have a material adverse effect on the revenues and operating results of all market centers, including our business.

Our preliminary analysis assumes, however, that trading volumes and our market share of the U.S. equities market remain constant and does not give effect to changes investors may make in their trading patterns as a result of, or in response to, Regulation NMS.

Nasdaq proposed acquisition of Instinet Group, Inc.

On April 25, 2005, The Nasdaq Stock Market, Inc. and a consortium of investors entered into a definitive agreement to acquire Instinet Group, Inc. This transaction, if consummated, would combine two large competitors with whom we compete for business, including our transaction-based services.  Currently, we cannot predict the potential impact of this transaction on our industry in general, including liquidity, market share and price competition, or specifically to our business or future results of operations.

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

	Three months ended March 31,
	2004	2005
Trading Days	62	61

Total U.S. market volume (millions of shares)(1)	269,448	262,846
Our total U.S. market volume (millions of shares)(1)	37,750	35,830

Our share of total U.S. market volume(1)(2)	14.01%	13.63%
% of handled shares matched internally(3)	10.50%	10.84%
% of handled shares routed out(3)	3.51%	2.79%

Total volume of Nasdaq-listed securities (millions of shares)	126,314	122,238
Our total volume of Nasdaq-listed securities (millions of shares)	32,239	28,768

Our share of total volume of Nasdaq-listed securities(2)	25.52%	23.53%
% of handled shares matched internally(3)	19.16%	18.68%
% of handled shares routed out(3)	6.36%	4.85%

Total volume of NYSE-listed securities (millions of shares)	123,068	125,194
Our volume in NYSE-listed securities (millions of shares)	1,972	3,126

Our share of total volume of NYSE-listed securities(2)	1.60%	2.50%
% of handled shares matched internally(3)	0.95%	1.82%
% of handled shares routed out(3)	0.65%	0.68%

Total volume of AMEX-listed securities (millions of shares)	20,066	15,415
Our volume in AMEX-listed securities (millions of shares)	3,539	3,936

Our share of total volume of AMEX-listed securities(2)	17.64%	25.53%
% of handled shares matched internally(3)	14.50%	21.98%
% of handled shares routed out(3)	3.14%	3.55%

Our ETF volume (millions of shares)	3,046	4,943

Our U.S. equity transaction volume (thousands of transactions)	101,274	115,746

Our average U.S. equity transaction size (shares per transaction)	373	310
Our average U.S. equity transactions per day (thousands of transactions)	1,633	1,897

Our average transaction-related revenue (per share)(4)	$0.0036	$0.0033
Our average transaction-related cost of revenue (per share)(5)	$0.0021	$0.0020
Our average transaction-related gross margin (per share)(6)	$0.0015	$0.0013

% of customer order volume matched internally(7)	85.5%	88.4%
% of customer order volume routed out(7)	14.5%	11.6%

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

(4) The per share amount is calculated based on our total revenues derived from transaction fees of $135.0 million and $118.7 million for the three months ended March 31, 2004 and 2005, respectively.

(5) The per share amount is calculated based on our cost of revenues derived from transaction fees, which consist of routing charges and liquidity payments of $79.7 million and $70.8 million for the three months ended March 31, 2004 and 2005, respectively, and our total U.S. market volume for the relevant period. The cost of revenue from transaction fees used in the per share computation does not include clearance, brokerage and other transaction expenses.

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

Results of Operations

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended March 31,		Amount Change Favorable (Unfavorable)	Percentage Change Favorable (Unfavorable)	Percentage of Revenues

	2004	2005			2004	2005
	(In millions)
Revenues
Transaction fees	$135.0	$118.7	$(16.3)	(12.1)%	91.9%	88.8%
Market data fees	11.7	14.9	3.2	27.4%	8.0%	11.1%
Listing fees	0.1	0.1	—	—%	0.1%	0.1%
Total revenues	146.8	133.7	(13.1)	(8.9)%	100.0%	100.0%

Cost of revenues
Liquidity payments	53.2	51.9	1.3	2.4%	36.2%	38.8%
Routing charges	26.5	18.8	7.7	29.1%	18.1%	14.1%
Clearance, brokerage and other transaction expenses	12.7	7.7	5.0	39.4%	8.7%	5.8%
Total cost of revenues	92.4	78.4	14.0	15.2%	63.0%	58.7%

Gross margin	54.4	55.3	0.9	1.7%	37.0%	41.3%

Indirect expenses
Employee compensation and benefits	10.3	12.5	(2.2)	(21.4)%	7.0%	9.3%
Depreciation and amortization	10.7	5.4	5.3	49.5%	7.3%	4.0%
Communications	4.5	5.5	(1.0)	(22.2)%	3.1%	4.1%
Marketing and promotion	1.7	3.1	(1.4)	(82.4)%	1.2%	2.3%
Legal and professional	2.3	3.1	(0.8)	(34.8)%	1.6%	2.3%
Occupancy	1.0	1.4	(0.4)	(40.0)%	0.7%	1.0%
General and administrative	2.0	3.2	(1.2)	(60.0)%	1.4%	2.4%
Total indirect expenses	32.5	34.2	(1.7)	(5.2)%	22.3%	25.4%

Operating income	21.9	21.1	(0.8)	(3.7)%	14.7%	15.9%
Interest and other, net	0.1	0.8	0.7	700.0%	0.1%	0.6%
Income before income tax provision	22.0	21.9	(0.1)	(0.5)%	14.8%	16.5%
Income tax provision	—	8.8	(8.8)	(100.0)%	—%	6.6%
Net income	$22.0	$13.1	$(8.9)	(40.5)%	14.8%	9.9%

Highlights

For the three months ended March 31, 2005, our income before income tax provision was $21.9 million, consistent with $22.0 million for the three months ended March 31, 2004.  We managed to achieve nearly the same level of income before income tax provision despite the fact that our total U.S. market volume declined to 35.8 billion shares for the three months ended March 31, 2005 from 37.8 billion shares for the three months ended March 31, 2004, a 5.3% decrease.  Our results of operations for the period primarily reflect the following principal factors:

•                  More liquidity posted on ArcaEx.  The percentage of customer orders matched internally increased to 88.4% from 85.5% while the percentage of shares routed to other market centers for execution declined to 11.6% from 14.5%, resulting in a change in the amount and mix of our cost of revenues:

•                  Liquidity payments declined to $51.9 million for the three months ended March 31, 2005 from $53.2 million for the three months ended March 31, 2004.  As a percentage of total revenues, liquidity payments increased to 38.8% from 36.2%.

•                  Routing charges declined to $18.8 million, or 14.1% of total revenues, from $26.5 million, or 18.1% of total revenues.

•                  Clearance, brokerage and other transaction expenses declined to $7.7 million, or 5.8% of total revenues, from $12.7 million, or 8.7% of total revenues.

•                  Improved gross margin.  Despite the decline of our total revenues, gross margin increased to $55.3 million for the three months ended March 31, 2005 from $54.4 million for the three months ended March 31, 2004.  Consequently, our gross margin percentage increased to 41.3% from 37.0% for the respective periods.  The improvement was primarily the result of our higher internal match rate of customer orders and a greater contribution of market data fees to our total revenues.

Revenues

Our total revenues declined $13.1 million or 8.9% to $133.7 million for the three months ended March 31, 2005 from $146.8 million for the three months ended March 31, 2004.

Transaction fees declined by $16.3 million or 12.1% to $118.7 million for the three months ended March 31, 2005 from $135.0 million for the comparable period a year ago.  The decline in transaction fees was primarily due to (i) the 5.1% decrease in our total U.S. market volume and (ii) to the $3.8 million decrease of the revenues derived from our agency brokerage services segment from $15.7 million for the three months ended March 31, 2004 to $11.9 million for the three months ended March 31, 2005.

Market data fees increased $3.2 million or 27.4% to $14.9 million for the three months ended March 31, 2005 from $11.7 million for the three months ended March 31, 2004.  Market data fees derived from trading Nasdaq-listed securities increased from $7.4 million to $8.2 million.  Market data fees derived from trading Amex-listed securities increased from $3.8 million to $6.0 million.  Market data fees derived from trading NYSE-listed securities increased from $0.5 million to $0.7 million.

For the three months ended March 31, 2005, revenues from listing fees were $0.1 million, unchanged from $0.1 million for the three months ended March 31, 2004.

Cost of Revenues

Our total cost of revenues declined to $78.4 million for the three months ended March 31, 2005 from $92.4 million for the three months ended March 31, 2004, a $14.0 million or 15.2% decrease.  As a percentage of total revenues, our cost of revenues declined to 58.7% from 63.0% for the respective periods.

Liquidity payments declined $1.3 million to $51.9 million for the three months ended March 31, 2005 from $53.2 million for the comparable period a year ago.  This decrease was the result of lower trading volumes period-over-period partially offset by the increase in the internal match rate to 88.4% (with 11.6% routed out to other market centers for execution) from 85.5% (with 14.5% routed out to other market centers for execution).

Routing charges declined to $18.8 million for the three months ended March 31, 2005 from $26.5 million for the three months ended March 31, 2004, a $7.7 million or 29.1% decrease.  This decline primarily reflects lower routed volume (as the percentage of customer orders matched internally increased period-over-period) and lower routing costs per share as a result of certain cost management initiatives.

Clearance, brokerage and other transaction expenses declined to $7.7 million for the three months ended March 31, 2005 from $12.7 million for the comparable period a year ago, a $5.0 million or 39.4% decrease.  This decline was the result of the decrease of our total U.S. market volume and the decrease in the relative number of trades subject to clearing costs due to the lower percentage of orders routed out, as well as the reduction of our clearing costs following the recent self-clearing of the trading activity of our introducing broker and routing broker businesses.

Our agency brokerage services segment accounted for $7.2 million of our costs of revenues for the three months ended March 31, 2005 compared to $9.3 million of our cost of revenues for the three months ended March 31, 2004. The decreased contribution of this segment to our consolidated cost of revenues was primarily driven by lower revenues.

Gross Margin

Gross margin increased by $0.9 million, or 1.7%, to $55.3 million for the three months ended March 31, 2005 from $54.4 million for the three months ended March 31, 2004.  Our gross margin percentage increased to 41.3% from 37.0 % for the respective periods.  Despite declining revenues, our gross margin improved as a result of the higher internal match rate of customer orders and the greater contribution of market data fees to our total revenues.

Indirect Expenses

Total indirect expenses increased by $1.7 million, or 5.2%, to $34.2 million for the three months ended March 31, 2005 from $32.5 million for the three months ended March 31, 2004.  Total indirect expenses increased as a percentage of total revenues to 25.4% from 22.3%.  This increase was chiefly associated with the following:

•                  a $2.2 million increase in employee compensation and benefits as a result of increased staffing and the amortization of certain employee stock-based compensation expense;

•                  a $1.4 million increase in marketing and promotion expense due primarily to increased advertising based on the timing of our campaigns;

•                  a $1.0 million increase in communications expense that is mainly the result of our operation of a new data center in New Jersey; and

•                  a $1.2 million increase in general and administrative expenses primarily in relation to higher insurance premiums and additional expenses incurred as a public company.

The aggregate $5.8 million effect of these increases was offset by a $5.3 million reduction of depreciation and amortization.  In June 2003, we determined that certain software and computer equipment would be retired by March 31, 2004 and, therefore, we accelerated depreciation on these assets. For the three months ended March 31, 2004, we recorded an additional $3.9 million in relation to such acceleration.

Interest and Other

Interest and other income and expenses increased by $0.7 million to $0.8 million for the three months ended March 31, 2005. The increase was primarily due to increased average cash balances and interest earning assets, and a reduction of interest expenses incurred in connection with a note payable which we fully repaid in April 2004.

Income Tax Provision

For the three months ended March 31, 2005, we provided for income taxes at a 40.0% blended rate. For the three months ended March 31, 2004, we were treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain or loss were generally reportable on the tax returns of our members.

Net Income

As a result of the foregoing, we reported net income for the three months ended March 31, 2005 of $13.1 million, a decrease of $8.9 million from the $22.0 million net income we reported for the comparable period a year ago.

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

On January 3, 2005, we entered into a definitive agreement to acquire PCXH and all of its wholly-owned subsidiaries.   At the time of the execution of the definitive agreement, the purchase price was approximately $50.7 million, to be paid (i) 80% in cash (or approximately $40.6 million); and (ii) 20% in shares of our common stock, calculated using the average closing price of our common stock over the ten consecutive days prior to the execution date of the definitive agreement (or approximately $10.1 million).  However, as a result of our execution of a merger agreement with the NYSE, at closing, the purchase price will be calculated using the average closing price per share of our common stock over the ten consecutive trading days prior to the closing date of the PCXH acquisition, rather than the ten consecutive days prior to the execution date of the definitive agreement.  In addition, the final calculation of the purchase price will depend upon several factors and adjustments, including but not limited to: (i) an adjustment relating to any working capital excess or shortfall of PCXH at closing that is either over or under an agreed upon threshold; and (ii) a downward adjustment in the event that any change of control and related payments to certain executives of the seller exceeds approximately $4.9 million.

In connection with our contemplated merger with NYSE, at closing, we will be required to have at least $150.0 million in cash.  In addition, we anticipate that we will incur substantial merger expenses consisting primarily of legal, accounting and other advisory fees. For the month of April 2005, we incurred merger and acquisition expenses of approximately $7.5 million, including $3.5 million to be paid to a stockholder upon consummation of our merger with NYSE for services performed in relation to the proposed transaction.

Our principal liquidity requirements are for working capital, capital expenditures and general corporate purposes. Our capital expenditures have historically related primarily to developing our trading platforms, which included investments in software development and hardware, as well as building our data centers. In addition to the anticipated acquisition of PCXH, we estimate that our capital expenditures for 2005 will be approximately $23.0 million for continued development of our trading platforms, and the development of new products and services, including market data products.

At March 31, 2005, we had cash and cash equivalents of $193.2 million, an increase of $15.3 million as compared to December 31, 2004. For the three months ended

March 31, 2005, we provided cash of $19.1 million from our operating activities, consisting of net income of $13.2 million and the $5.9 million net effect of non-cash items and changes in working capital. We used $3.3 million in investing activities to purchase fixed assets and develop software and used $0.5 million to make principal payments under a capital lease obligation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. For the three months ended March 31, 2005, there was no substantive change in our market risk.

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

PART II – Other Information

Item 1. Legal Proceedings

We provided a discussion of material pending litigation matters relating to our company and our Chairman and Chief Executive Officer in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2004. For the three months ended March 31, 2005, there were no material developments with regard to the matters reported in our Annual Report for the year ended December 31, 2004 and no other matters were reportable during the period. However, with respect to the Nasdaq Litigation, previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, on April 16, 2005, Judge Denise Cote of the Southern District Court of New York issued an order suspending the matter for nine months due to the fact that significant pending corporate transactions might affect the parties' interest in the case.

In addition to the matters described in our Annual Report for the year ended December 31, 2004, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

Between January 1, 2005 and March 31, 2005, we granted: (i) options to purchase 192,943 shares of our common stock at a purchase price of $19.30 per share to certain of our officers; (ii) 288,849 restricted stock units to certain of our officers and key employees; and (iii) 14,797 restricted stock units to our non-management directors under our 2004 Stock Incentive Plan. These transactions were effected under Rule 701 of the Securities Exchange Act of 1933, as amended, as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

 (b) Use of Proceeds

All of the net initial public offering proceeds remain invested in short-term marketable securities pending application of the funds to general corporate purposes. There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus dated August 12, 2004 filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to stockholders to vote upon between January 1, 2005 and March 31, 2005.

Item 5. Other Information.

The audit committee of our Board of Directors approved all of the non-audit services performed by Ernst & Young LLP, our independent auditors, during the period covered by this report.

Item 6. Exhibits

(a)  Exhibits

2.1	Exchange Agreement, dated as of January 17, 2002, among Archipelago Holdings, L.L.C., REDIBook ECN L.L.C. and the parties named therein.*

2.2	Contribution Agreement, dated as of November 12, 2003, between Archipelago Holdings, L.L.C. and GAP Arca Holdings, Inc.*

2.3	Agreement and Plan of Merger, dated as of February 27, 2004, between Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc.*

2.4	Letter Agreement, dated February 27, 2004, among GAP-W, L.L.C., Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc.*

2.5	Contribution Agreement, dated July 12, 2000, among Archipelago Holdings, L.L.C., Pacific Exchange, Inc. and PCX Equities, Inc.*

2.6	Agreement and Plan of Merger, dated January 3, 2005, among Archipelago Holdings, Inc., New Apple Acquisitions Corporation and PCX Holdings, Inc.**

2.7

Agreement and Plan of Merger dated as of April 20, 2005, by and among the New York Stock Exchange, Inc., Archipelago Holdings, Inc., and such other parties that become signatories thereto pursuant to the terms thereof. ***

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

10.1	Letter Agreement between Goldman Sachs & Co. and Archipelago Holdings, Inc. **

10.2	Annual Director Compensation Agreement +

10.3	Form Employee Restricted Stock Unit Award Agreement + +

10.4	Letter Agreement between Goldman, Sachs & Co. and Archipelago Holdings, Inc. ***

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.

*                                         Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1
(No.333-113226).

**                                  Incorporated by reference to the corresponding Exhibit to the Registrant’s Form 8-K filed with the SEC on January 4, 2005.

***                           Incorporated by reference to the corresponding Exhibit to the Registrant’s report on Form 8-K filed with the SEC on April 26, 2005

+                                         Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 3, 2005.

++                                  Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 10, 2005.

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2005.

ARCHIPELAGO HOLDINGS, INC.

By:	/s/ NELSON CHAI
Nelson Chai Chief Financial Officer