Form 10-Q
period 2005-06-30
ARCHIPELAGO HOLDINGS INC
filed 2005-08-15
CIK 1107389

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 2, 2005, the Registrant had approximately 47,254,000 shares of common stock, $0.01 par value per share, outstanding.

ARCHIPELAGO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of December 31, 2004 and June 30, 2005 (unaudited)
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements regarding Archipelago Holdings, Inc. and its subsidiaries (collectively “Archipelago”). These statements relate to future events or our financial performance and may include information relating to pending transactions involving Archipelago (including the benefits of the transaction and future plans and expectations following the consummation of transaction) and are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the current belief of management and involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, to be materially different from those expressed or implied in this Report. In some cases, you can identify forward-looking statements with terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “pending” or the negative of these terms or other comparable terminology.  These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this Report.  Actual events or results may differ materially and we undertake no on going obligation, other than that imposed by law, to update these statements. You should, however, consult any further disclosures of a forward-looking nature Archipelago may make in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to; general economic conditions; our future operating results; market penetration and financial condition; industry trading activity and fluctuations; regulatory changes and competition; the ability to obtain governmental approval of any pending transaction on the proposed terms and schedule; the failure to obtain stockholder approval for any pending transaction; the inability to integrate businesses successfully following the consummation of any pending transaction; the risk that any expected cost savings and any revenue synergies resulting from any pending transaction may not be fully realized or may take longer to realize than expected; the risk that disruption from any pending transaction may make it more difficult to maintain relationships with clients, employees or suppliers; as well as the risks and uncertainties described in Part I, Item 1. under the section heading ”Certain Factors That May Affect Our Business” of our Form 10-K filed with the Securities and Exchange Commission on March 23, 2005 and the factors discussed below under “Management’s Discussion and Analysis.” You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Important Acquisition Information with Respect to Archipelago’s Merger with the New York Stock Exchange (“NYSE”)

In connection with the proposed merger of Archipelago and NYSE, the parties filed a registration statement on Form S-4 with the Securities and Exchange Commission (“SEC”) on July 21, 2005, containing a preliminary joint proxy statement/prospectus regarding the proposed transaction.  This registration statement has not yet become effective.  The parties will file other relevant documents concerning the proposed transaction with the SEC.  INVESTORS ARE URGED TO READ THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE AND ANY OTHER RELEVANT DOCUMENTS FILED BY THE PARTIES WITH THE SEC, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors can obtain a free copy of the joint proxy statement/prospectus, as well as other filings containing information about Archipelago and the NYSE, at the SEC’s website (http://www.sec.gov) as they are filed with the SEC. Copies of the joint proxy statement/prospectus can also be obtained, without charge, by directing a request to Archipelago, Attention: Investor Relations, at 100 South Wacker Drive, Suite 1800, Chicago, Illinois 60606 or calling (888) 514-7284.

Archipelago, NYSE and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from Archipelago shareholders in respect of the proposed transaction. Information regarding Archipelago’s directors and executive officers is available in Archipelago’s proxy statement for its 2005 annual meeting of stockholders, dated March 31, 2005.  Additional information regarding the interests of such potential participants is also included in the joint proxy statement/prospectus and the other relevant documents filed with the SEC when they become available.  This filing shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

PART I – Financial Information

Item 1. Financial Statements

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Financial Condition

(In thousands, except per share data)

	December 31,	June 30,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$177,878	$207,034
Receivables from brokers, dealers and customers, net	31,400	24,020
Receivables from related parties	41,726	36,060
Total current assets	251,004	267,114

Fixed assets, net	49,495	48,113
Goodwill	131,865	131,865
Intangible asset - Pacific Exchange facility agreement	90,000	90,000
Other intangible assets, net	2,169	1,356
Deferred tax asset, net	1,839	474
Other assets	8,076	9,983
Total assets	$534,448	$548,905

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,269	$36,556
Payables to brokers, dealers and exchanges	19,408	10,347
Payables to related parties	16,353	21,084
Capital lease obligations	1,545	524
Total liabilities	73,575	68,511

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 165,000 shares authorized; 47,138 and 47,245 shares issued and outstanding	471	472
Additional paid-in capital	451,625	461,292
Unearned stock-based compensation	(19)	(6,367)
Retained earnings	8,796	24,997
Total stockholders’ equity	460,873	480,394
Total liabilities and stockholders’ equity	$534,448	$548,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Revenues
Transaction fees ($48,046, $44,214, $102,278 and $89,769 with related parties)	$116,291	$111,805	$251,292	$230,531
Market data fees ($5,152, $7,451, $9,396 and $14,118 with related parties)	12,448	15,863	24,172	30,713
Listing fees	117	123	206	241
Total revenues	128,856	127,791	275,670	261,485

Cost of revenues
Liquidity payments ($13,997, $12,481, $29,330 and $25,897 with related parties)	48,251	50,482	101,455	102,420
Routing charges ($11,668, $8,574, $25,540 and $18,431 with related parties)	22,032	17,255	48,512	36,096
Clearance, brokerage and other transaction expenses ($4,992, $1,486, $10,597 and $2,914 with related parties)	10,759	5,651	23,425	13,317
Total cost of revenues	81,042	73,388	173,392	151,833

Gross margin	47,814	54,403	102,278	109,652

Indirect expenses
Employee compensation and benefits	10,831	13,527	21,164	26,031
Depreciation and amortization	5,520	5,283	16,252	10,704
Communications ($1,205, $1,230, $2,078 and $2,498 with related parties)	4,631	5,768	9,160	11,277
Marketing and promotion ($233, $0, $241 and $0 with related parties)	2,736	10,197	4,482	13,272
Legal and professional ($388, $600, $638 and $1,200 with related parties)	3,573	2,524	5,876	5,657
NYSE merger costs ($0, $3,500, $0 and $3,500 with related parties)	—	8,432	—	8,432
Occupancy	1,010	1,343	1,986	2,787
General and administrative	2,385	3,527	4,319	6,615
Total indirect expenses	30,686	50,601	63,239	84,775

Operating income	17,128	3,802	39,039	24,877
Interest and other, net	193	1,344	261	2,210
Income before income tax provision	17,321	5,146	39,300	27,087
Income tax provision	—	2,110	—	10,886
Net income	$17,321	$3,036	$39,300	$16,201

Basic earnings per share (a)	$0.48	$0.06	$1.09	$0.34
Diluted earnings per share (a)	$0.42	$0.06	$0.96	$0.34

Basic weighted average shares outstanding (a)	36,169	47,227	36,169	47,185
Diluted weighted average shares outstanding (a)	40,939	48,171	40,943	47,966

(a)         Adjusted to reflect our reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004. See Note 1 to condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2004	2005
Cash flows from operating activities
Net income	$39,300	$16,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,438	9,891
Amortization of other intangible assets	814	813
Deferred taxes	—	1,365
Stock-based compensation	76	1,281
Tax benefit from stock option exercises	—	793
Provision for doubtful accounts	(500)	(100)
Changes in operating assets and liabilities:
Accounts receivable	1,523	13,146
Other assets	(2,700)	(1,907)
Accounts payable and accrued expenses	25,863	(4,043)
Net cash provided by operating activities	79,814	37,440

Cash flows from investing activities
Additions to fixed assets	(13,864)	(8,509)
Net cash used in investing activities	(13,864)	(8,509)

Cash flows from financing activities
Direct costs of initial public offering	(5,274)	—
Repayment of note payable	(4,429)	—
Principal payments under capital lease obligations	(1,266)	(1,021)
Proceeds from exercises of stock options	—	1,246
Net cash (used in) provided by financing activities	(10,969)	225

Net increase in cash and cash equivalents	54,981	29,156
Cash and cash equivalents at beginning of period	111,815	177,878
Cash and cash equivalents at end of period	$166,796	$207,034

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$268	$38
Income taxes	—	8,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2005

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

Through certain subsidiaries, the Company also provides broker execution services to institutions for orders involving Nasdaq and listed securities, as well as introducing broker services for ArcaEx to broker-dealers that do not hold an equity trading permit (“ETP”).

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

Basis of Presentation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2004, included in the Company’s Annual Report on

Form 10-K filed with the SEC on March 23, 2005. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  ACQUISITION OF PCX HOLDINGS, INC. (“PCXH”)

On January 3, 2005, Archipelago Holdings, Inc., PCXH and a newly formed wholly-owned subsidiary of Archipelago (“Newco”) entered into a definitive Agreement and Plan of Merger (“Original PCX Agreement”) under which Archipelago agreed to acquire PCXH and all of its wholly owned subsidiaries including the Pacific Exchange, Inc. (“Pacific Exchange”) and PCX Equities, Inc. (“PCX Equities”), by way of a merger of PCXH with and into Newco. On July 22, 2005, Archipelago, PCXH and Newco entered into a definitive Amended and Restated Agreement and Plan of Merger (“Amended PCX Agreement”) that amended and restated the terms and conditions of the Original PCX Agreement. The Amended PCX Agreement made the following three principal revisions to the Original PCX Agreement: (i) revised the form of consideration (but not the amount of consideration) the PCXH shareholders and holders of options to purchase shares of PCXH will receive upon closing of the transaction; (ii) revised the language of the amendment to PCXH’s Certificate of Incorporation (“PCXH Charter Amendment”) to be effective upon closing of the transaction; and (iii) revised the agreement to provide that PCXH must hold a meeting of its shareholders to consider approval of the transaction within 45 days of the SEC’s publication of a notice of filing of proposed rule change relating to the PCXH Charter Amendment. Except with regard to the foregoing, all other terms and conditions of the Original PCX Agreement are not materially changed by the Amended PCX Agreement and continue to be effective.

Under the terms of the Amended PCX Agreement, at the closing, the PCXH shareholders and holders of options to purchase PCXH shares will receive only cash in exchange for their PCXH securities. As a result of this revision to the type of consideration to be issued in connection with the transaction, Archipelago is no longer required to prepare and file a registration statement with the SEC with respect to the transaction.  Under the terms of the Amended PCX Agreement, the aggregate cash consideration to be paid by Archipelago at closing to all PCXH shareholders and option holders will continue to equal the total dollar value of all shares of Archipelago common stock held by PCXH (currently 1,645,415 shares), either directly or indirectly through subsidiaries at closing, plus $17.0 million. The value of the shares of Archipelago common stock will be determined using the average closing price per share of Archipelago’s common stock for the ten trading days immediately preceding the date of the closing of the transaction, due to the fact Archipelago entered into an agreement to merge with the New York Stock Exchange, Inc. on April 20, 2005 (see Note 3 below). In addition, the final calculation of the purchase price will depend upon several factors and adjustments, including but not limited to: (i) an adjustment relating to any working capital excess or shortfall of PCXH at closing that is either over or under an agreed upon threshold; and (ii) a downward adjustment in the event that any change of control and related payments to certain executives of the seller exceeds approximately $4.9 million.

Management expects that after consummation of the PCXH Transaction, the Company will be able to offer all-electronic trading of equity securities and options products and to expand and diversify the Company’s business lines and products. The consummation of the PCXH Transaction also will result in the Company acquiring the self-regulatory organization of the PCX.

The acquisition continues to be subject to approval by PCX Holdings shareholders and the SEC, in addition to other required regulatory approvals and other customary closing conditions. Subject to such approvals and closing conditions, the Company anticipates that the acquisition of PCXH will close in the third quarter of 2005.

In October 2004, the Company entered into a financial advisory services engagement with a stockholder, under which the stockholder agreed to perform financial advisory services in relation to the PCXH Transaction.  The Company has not made any payments under this agreement as of June 30, 2005.

3.  MERGER WITH NEW YORK STOCK EXCHANGE, INC. (“NYSE”)

On April 20, 2005, Archipelago Holdings, Inc., entered into a definitive merger agreement (the “Original NYSE Agreement”) with the New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (the “Transaction”).  On July 20, 2005, Archipelago and NYSE entered into a definitive Amended and Restated Agreement and Plan of Merger (“Amended NYSE Agreement”) that amended and restated the terms and condition of the Original NYSE Agreement.  The Amended NYSE Agreement made the following three principal revisions to the Original NYSE Agreement:  (i) added a provision allowing NYSE members to make a cash election or a stock election with regard to their merger consideration; (ii) added newly created entities (including NYSE Group) as signatories to the merger agreement as contemplated by the Original NYSE Agreement; and (iii)  shortened the duration of the transfer restrictions applicable to the shares of common stock, par value $0.01 per share, of NYSE Group (“NYSE Group Common Stock”), to be received by the NYSE members in the Transaction. Except with regard to the foregoing, all other terms and conditions of the Original NYSE Agreement are not significantly changed by the Amended NYSE Agreement and continue to be effective in the manner amended and restated in the Amended NYSE Agreement.

Under the terms of the Original NYSE Agreement, each NYSE member is entitled to receive in exchange for its NYSE membership, $300,000 in cash, plus a pro rata portion of the aggregate number of shares of NYSE Group Common Stock issued to all of the NYSE members in the Transaction (the “Standard Mix of Consideration”). Under the terms of the Original NYSE Agreement which remain unchanged by the Amended NYSE Agreement, the aggregate number of shares of NYSE Group Common Stock to be issued to all of the NYSE members in the Transaction, together with the aggregate number of shares reserved for issuance to NYSE employees, will equal 70% of the NYSE Group common stock issued and outstanding at the time of completion of the mergers, on a diluted basis.

Under the terms of the Amended NYSE Agreement, however, instead of receiving the Standard Mix of Consideration, each NYSE member will have the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. These elections are subject to proration to ensure that in no event, will the total amount of cash paid (not counting the cash paid in respect of fractional shares of the NYSE Group Common Stock), and the total number of shares of NYSE Group Common Stock issued in the Transaction to the NYSE members, as a whole exceed the total amount of cash and number of shares of NYSE Group Common Stock that would have been paid and issued if all NYSE members received the Standard Mix of Consideration.

Through a single merger with a wholly-owned subsidiary of NYSE Group, under which the Company will be the surviving entity: (i) each share of the issued and outstanding shares of the Company’s common stock will convert automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of the Company, whether vested or unvested, will convert into options to purchase an equivalent number of shares of NYSE Group common stock; and (ii) all outstanding restricted stock units of the Company will convert into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) to be received by the Company’s stockholders will equal 30% of the issued and outstanding shares of NYSE Group common stock at the closing of the Transaction, on a diluted basis.

The consummation of the Transaction is subject to a number of customary closing conditions, including the receipt of approval by the NYSE members and the Company’s stockholders as well as certain government approvals, including the SEC, and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act. The Company anticipates that the Transaction will close in the first quarter of 2006.

The Amended NYSE Agreement contains customary representations and warranties, including the representation that each party has received: (i) the requisite approval of its board of directors to enter into the merger agreement; and (ii) an opinion of its financial advisor stating, to the effect that the consideration to be received in the transaction is fair from a financial point of view.

The Amended NYSE Agreement also contains customary termination provisions which, under certain circumstances in the event of a termination under the Amended NYSE Agreement, may subject the parties to liability for the payment of termination fees and reimbursement of expenses in an amount up to $40.0 million, and includes a provision which permits either party to terminate the merger agreement if the transaction fails to close by February 1, 2006 (unless extended under the terms of the merger agreement). Either party may extend the term of the merger agreement without the consent of the other party for two separate three-month periods (with the first period ending on May 1, 2006 and the second ending on August 1, 2006), provided that the only conditions that remain to be satisfied are the receipt of the approvals of either the NYSE members, the Company’s stockholders or any regulatory entity, and outstanding litigation.

The parties expect that the combined businesses will bring together the strength of NYSE’s auction market and the speed and innovation of the Company and its technology and management.  The parties believe this combination will create a strong and dynamic enterprise with diverse products that will be well positioned to compete in the industry and possess enhanced growth potential.

In April 2005, the Company entered into a letter agreement with a stockholder under which the stockholder agreed to perform certain services in relation to the proposed merger of the Company and NYSE which included facilitating discussions between the parties and providing certain valuation analysis.  The Company agreed to pay the stockholder a transaction fee of $3.5 million in cash upon consummation of the Transaction. The Company also agreed to reimburse the stockholder for one-half of the stockholder’s reasonable out-of-pocket expenses (including the fees and disbursements of attorneys plus any sales, use or similar taxes) in an amount not to exceed $50,000 without the prior written consent of the Company. In the event the Transaction is terminated or not consummated, the Company will pay a transaction fee to be mutually agreed upon between the parties. The Company has not made any payments under this agreement as of June 30, 2005.

4.  FIXED ASSETS

Fixed assets consisted of the following:

	December 31, 2004	June 30, 2005
	(In thousands)
Software, including software development costs	$44,511	$47,838
Computers and equipment	43,131	48,129
Leasehold improvements	18,770	18,848
Equipment under capital leases	18,070	18,070
Routers	5,524	5,597
Furniture and fixtures	3,074	3,107
	133,080	141,589
Accumulated depreciation and amortization	(83,585)	(93,476)
	$49,495	$48,113

The Company capitalized software development costs of approximately $1.8 million for the six months ended June 30, 2005.

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

Other Intangible Assets

In October 2002, the Company acquired Globenet Securities, Inc. and the net assets of its parent, Globenet Capital Corporation in a transaction accounted for as an asset acquisition.  The Company assigned $4.9 million to an intangible asset related to the technology acquired.  This intangible asset is amortized over three years from the implementation of the technology in May 2003.  The Company recorded approximately $0.4 million in amortization on this intangible asset for the three months ended June 30, 2004 and 2005 and approximately $0.8 million for the six months ended June 30, 2004 and 2005.  As of June 30, 2005, the net book value of this intangible asset was approximately $1.4 million.

6.  RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions involving the Company and certain former members (i.e., owners of Holdings LLC prior to the IPO) and current stockholders (i.e., stockholders of the Company after the IPO), PCX and other affiliates as part of its operations:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands)

Revenues
Transaction fees earned from stockholders/former members and affiliates(1)	$48,046	$44,214	$102,278	$89,769
Market data fees received from PCX (net of amounts shared with customers of $4,669, $6,207, $8,313 and $11,966) (2)	5,152	7,451	9,396	14,118
Cost of revenues
Liquidity payments to stockholders/former members and affiliates(1)	13,997	12,481	29,330	25,897
Routing charges:
Routing fees paid to stockholder/former member(3)	10,938	7,878	23,946	17,167
Routing fees for listed securities paid to stockholders/former members(4)	730	696	1,594	1,264
Clearance, brokerage and other transaction expenses:
Clearing services provided by a stockholder/former member(5)	3,565	650	7,237	1,294
Clearing services provided by an affiliated clearing broker(5)	798	—	2,052	—
Regulatory services fees paid to PCX(6)	1,891	2,050	3,504	4,004
Registered representative fees received from PCX(6)	(1,262)	(1,214)	(2,196)	(2,384)
Indirect expenses
Communications:
Back office services provided by an affiliate(7)	300	300	600	600
Software related services provided by an affiliate (net of amounts charged to customers of $584, $476, $1,269 and $976) (8)	905	930	1,478	1,898
Marketing and promotion:
Business development costs(9)	233	—	241	—
Legal and professional:
Professional fees for services provided by an affiliate(10)	388	450	638	900
Consulting fees for services from a firm whose principal serves a director of the Company (11)	—	150	—	300
NYSE merger costs:
Valuation analysis and other services provided by a stockholder (12)	—	3,500	—	3,500

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

(9)                                 In 2004, the Company paid rental fees for the yacht that it leased for certain business development functions, which is operated by the domestic partner of a sister of a member of management.

(10)                          An affiliate provides software related services to the Company.

(11)                          The Company signed an agreement on June 1, 2004 with a consulting firm whose principal serves as a director.  The consulting agreement provides for a minimum fee of $150,000 per quarter.

(12)                          The Company entered into a letter agreement with a stockholder under which the stockholder agreed to perform certain services in relation to the proposed merger of the Company and the NYSE.

An affiliate provided software development services to the Company in the amount of $0.5 million and $1.5 million for the three and six months ended June 30, 2004, respectively.

On October 5, 2004, the Company entered into a financial advisory services engagement with a stockholder affiliate, under which the affiliate agreed to perform financial advisory services to the Company in relation to the PCXH Transaction.  The Company has not made any payments under this agreement as of June 30, 2005.

In the opinion of management, transactions were made at customary rates and negotiated terms and conditions, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net income, as reported	$17,321	$3,036	$39,300	$16,201
Add: Stock-based employee compensation cost included in net income	38	523	76	756
Deduct: Stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects of $0, $620, $0 and $1,012	430	892	866	1,456
Net income, pro forma	$16,929	$2,667	$38,510	$15,501

Earnings per share:
Basic, as reported	$0.48	$0.06	$1.09	$0.34
Basic, pro forma	$0.47	$0.06	$1.06	$0.33
Diluted, as reported	$0.42	$0.06	$0.96	$0.34
Diluted, pro forma	$0.41	$0.06	$0.94	$0.32

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Dividend yield	—	—	—	—
Expected volatility	30.0%	30.0%	30.0%	30.0%
Risk-free interest rate	3.8%	4.2%	3.8%	4.2%
Expected life (in years)	7	7	7	7

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

The above pro forma information gives effect to the Company’s conversion into a Delaware corporation as if it occurred at the beginning of the periods presented.  In addition, the pro forma information was tax effected at combined federal, state and local rates of 41.0% for the three and six months ended June 30, 2005.

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

8.  COMPUTATION OF EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computations:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(In thousands, except per share data)

Net income	$17,321	$3,036	$39,300	$16,201
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	36,169	47,227	36,169	47,185
Dilutive effect of:
Preferred shares converted to common in August 2004	3,732	—	3,732	—
Stock options and restricted stock units	1,038	944	1,042	781

Weighted average shares used in diluted computation	40,939	48,171	40,943	47,966

Basic earnings per share	$0.48	$0.06	$1.09	$0.34

Diluted earnings per share	$0.42	$0.06	$0.96	$0.34

For the three and six months ended June 30, 2004, approximately 1.4 million securities were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Revenues are generated primarily in the United States of America. Revenues derived from one stockholder/former member of Holdings LLC and its affiliates represented approximately 10.2% and 10.1% for the three and six months ended June 30, 2004, respectively, and 8.1% and 8.5% for the three and six months ended June 30, 2005, respectively, of the consolidated revenues for each respective period.

Summarized financial information concerning the Company’s reportable segments is as follows (in thousands):

Three months ended June 30,	Transaction Execution Services	Agency Brokerage Services	Eliminations	Consolidated

2004
Revenues	$117,763	$12,606	$(1,513)	$128,856
Cost of revenues	74,433	8,122	(1,513)	81,042
Gross margin	43,330	4,484	—	47,814
Indirect expenses	26,674	4,012	—	30,686
Operating income	16,656	472	—	17,128

2005
Revenues	$119,829	$9,085	$(1,123)	$127,791
Cost of revenues	69,185	5,326	(1,123)	73,388
Gross margin	50,644	3,759	—	54,403
Indirect expenses	46,627	3,974	—	50,601
Operating income (loss)	4,017	(215)	—	3,802

Six months ended June 30,	Transaction Execution Services	Agency Brokerage Services	Eliminations	Consolidated

2004
Revenues	$250,836	$28,176	$(3,342)	$275,670
Cost of revenues	159,325	17,409	(3,342)	173,392
Gross margin	91,511	10,767	—	102,278
Indirect expenses	55,180	8,059	—	63,239
Operating income	36,331	2,708	—	39,039

2005
Revenues	$242,995	$20,977	$(2,487)	$261,485
Cost of revenues	141,810	12,510	(2,487)	151,833
Gross margin	101,185	8,467	—	109,652
Indirect expenses	76,469	8,306	—	84,775
Operating income	24,716	161	—	24,877

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

As of June 30, 2005, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital
Wave	$17,125
ARCAS	10,652
ATSI	4,207
Net capital in excess of required net capital
Wave	$16,280
ARCAS	10,402
ATSI	4,061
Ratio of aggregate indebtedness to net capital
Wave	.74 to 1
ARCAS	N/A
ATSI	.52 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 30, 2005, these subsidiaries had met their local capital adequacy requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the condensed consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Executive Overview

We operate ArcaEx, the first open, all-electronic stock market in the United States for trading in NYSE-, Nasdaq-, AMEX- and PCX-listed equity securities, exchange-traded funds and other exchange-listed securities. During the six months ended June 30, 2004 and 2005, our customers executed 200.8 million and 235.3 million transactions in U.S. equity securities through ArcaEx, respectively, representing 71.3 billion and 71.5 billion shares. Our trading platforms and services have been designed to enhance the speed and quality of trade execution for our customers. Our trading platforms provide our customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a pool of liquidity that is available to our customers internally on ArcaEx and externally through other market centers. We also operate The ArcaEdge®, a broker-dealer sponsored trading platform designed to bring the benefits of ArcaEx—fast electronic execution, transparency and open market access—to the trading of small-cap equity securities.

We earn revenues and generate cash from transaction fees collected in connection with trade execution (whether matched internally or routed out) on ArcaEx. We also generate revenues from fees collected for introducing broker-dealers that do not hold an ArcaEx equity trading permit (“ETP”). In addition, we receive market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers. Through our alliance with PCX, we also collect listing fees from companies and index providers that list on PCX as a trading venue for their equity securities, exchange-traded funds and other structured products. Through our wholly-owned subsidiary, Wave Securities, L.L.C., we offer and derive revenues from fees collected in connection with agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically.

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

•                                          occupancy expenses, which consist primarily of rental expenses; and

•                                          general and administrative expenses, which include insurance premiums, travel and entertainment expenses and other administrative expenses and general office costs.

On August 11, 2004 we converted from a limited liability company to a “C” corporation in connection with the consummation of our Initial Public Offering (“IPO”).  Please refer to Note 1 — Organization and Basis of Presentation under the sub-headings “Conversion Transaction” and “Initial Public Offering” for further discussion in our unaudited condensed consolidated financial statements.

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

Business Development

Acquisition of PCX Holdings, Inc. (“PCXH”)

On January 3, 2005, we entered into a definitive agreement (which was amended and restated on July 22, 2005) to acquire PCXH and all of its wholly-owned subsidiaries for a purchase price equal to the total dollar value of all shares of Archipelago common stock held by PCXH (currently 1,645,415 shares), either directly or indirectly through subsidiaries at closing, plus $17.0 million.  At closing, the value of the all shares of Archipelago common stock will be determined using the average closing price per share of Archipelago’s common stock for the ten trading days immediately preceding the date of the closing of the transaction. This purchase price is subject to working capital and certain other possible adjustments. We expect that after consummation of the PCXH acquisition, we will be able to offer all-electronic trading of equity securities and options products and will be able to expand and diversify our business lines and products. The consummation of the PCXH acquisition also will result in our acquisition of the self-regulatory organization (“SRO”) of the PCX. This transaction is subject to approvals from PCXH shareholders as well as the Securities and Exchange Commission (“SEC”) and other regulatory entities. We anticipate that the PCXH acquisition will close in the third quarter of 2005.

Merger with New York Stock Exchange, Inc. (“NYSE”)

On April 20, 2005, we entered into a definitive merger agreement with NYSE (which was amended and restated on July 21, 2005) under which, each of Archipelago and NYSE will operate as a wholly-owned subsidiary under a newly-created, for-profit and publicly-traded holding company, which the parties expect to be named the NYSE Group, Inc. Under the terms of the merger agreement, we will be the surviving entity of a merger with a newly created for-profit Delaware corporation and wholly-owned subsidiary of NYSE Group.  In this transaction, each share of the issued and outstanding shares of our common stock will convert automatically into the right to receive one share of NYSE Group common stock, with the aggregate amount of such shares of NYSE Group common stock equaling 30% of the issued and outstanding shares of common stock of NYSE Group at the closing.

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

The merger agreement contains customary termination provisions which, under certain circumstances in the event of a termination under the merger agreement, may subject the parties to liability for the payment of termination fees or reimbursement of expenses in an amount up to $40.0 million, and includes a provision which permits either party to terminate the agreement if the transaction fails to close by February 1, 2006. Either party may extend the term of the merger agreement without the consent of the other party for two separate three-month periods (with the first period ending on May 1, 2006 and the second ending on August 1, 2006), provided that the only conditions that remain to be satisfied are the receipt of the approvals of either the NYSE members, our stockholders or any regulatory entity, and outstanding litigation.

Regulation NMS Release of Final Rules

On June 9, 2005, the SEC released the final rules relating to Regulation NMS. The provisions of Regulation NMS are described below and include the Order Protection Rule, Access Rule, Market Data Rule and Sub-Penny Rule.

In its final release, the SEC provide for extended compliance dates for each provision of Regulation NMS, specifically: (1) compliance with the Access Rule and Order Protection Rule will begin with a small group of representative NMS stocks (which are stocks included in the national market system that can be traded on a variety of venues, including national securities exchanges, alternative trading systems and market-making securities dealers), with the first phase beginning June 29, 2006, with all securities being subject to the rule beginning August 31, 2006; (2) compliance with the Sub-Penny Pricing Rule will begin on January 31, 2006 and (3) compliance with the Market Data Rule will begin on September 1, 2006.

Order Protection Rule. The Order Protection Rule changed the “trade-through” rule which previously applied only to NYSE-listed and American Stock Exchange-listed securities. It requires trading centers to establish, maintain, and enforce written policies and procedures that are reasonably designed to prevent trade-throughs on that trading center of protected quotations and, if relying on exceptions to the Order Protection Rule, that are reasonably designated to assure compliance with the terms of the exception. To qualify for protection, a bid or offer must be an automated trading center’s best bid or best offer (i.e., one that, among other things, is displayed and immediately accessible through automatic execution). An “automated trading center” is essentially one that executes an incoming order on an immediate basis without human intervention. A trade-through is defined as the purchase or sale of an NMS stock during regular trading hours, either as principal or agent, at a price lower than a protected bid or higher than a protected offer. Displayed bids and offers not immediately accessible through automatic execution will not be protected from being traded through by any market under the Order Protection Rule. The Order Protection Rule also extends the trade-through provisions to all NMS stocks including Nasdaq-listed stocks.

The trade-through rule that currently applies makes no distinction between quotations available immediately for automated execution and those only available for manual execution. It also does not apply to Nasdaq-listed stocks. The Order Protection Rule also includes exceptions to the trade-through provisions such as intermarket sweep orders, single-priced opening, reopening or closing transactions, benchmark orders, upstairs stops, quotations displayed by markets that fail to meet the response requirements for automated quotations, and flickering quotations with multiple prices displayed in a single second.

Access Rule. The Access Rule sets forth new standards governing access to quotations in NMS stocks. It requires fair and non-discriminatory access to quotations and establishes a limit on access fees to harmonize the pricing of quotations across different trading centers. Specifically, the Access Rule establishes a limit on the access fees charged by trading centers when incoming orders execute against their displayed quotes and undisplayed interests at the best bid or offer to $0.003 per share (30 cents per 100 share order) or, if the price of the best bid or offer is less than $1.00, to no more than 0.3% of the quotation price per share. The Access Rule also requires SROs to establish, maintain and enforce rules that require their members to reasonably avoid displaying quotes that lock or cross any protected quotation in an NMS stock, or manual quotations that lock or cross quotations in NMS stocks and prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross quotations. A locked market occurs when, for example, the price to buy a stock is the same as the price to sell the stock. A crossed market occurs when the price to buy a stock is higher than the price to sell the stock.

Market Data Rules and Plans. Regulation NMS updates the requirements for consolidating, distributing, and displaying market information, as well as amending the joint industry plans for disseminating market information to modify the formulas for allocating plan revenues and broaden participation in plan governance. The new formula allocates revenues to market centers based on the value of the quotes and trades for all securities rather than the current system that is based simply on the number of trades (as it relates to NYSE-listed securities) or a combination of trades and shares (as it relates to Nasdaq-listed securities). The new rule gives market centers and their members the ability to distribute their own data independently with or without charging fees. However, market centers will still be required to provide their best bids and offers and last sale information for consolidated dissemination through the joint-industry plans. The Market Data Rule also requires the SROs participating in the market data consolidation systems to create advisory committees composed of non-SRO representatives to the joint industry plans.

Sub-Penny Rule. The Sub-Penny Rule prohibits market participants from displaying, ranking, or accepting quotations in NMS stocks that are priced in an increment of less than $0.01, unless the price of the quotation is less than $1.00.

Currently, we cannot predict the effect of the imposition of the final rules relating to Regulation NMS on our business, however, we continue to analyze the potential impact to our business and results of operations.

Philadelphia Stock Exchange

On June 16, 2005, The Philadelphia Stock Exchange (“PHLX”) announced that it had entered into a strategic alliance with Merrill Lynch and Citadel Derivatives Group LLC under which both Merrill Lynch and Citadel acquired a 10% equity interest in PHLX, with provisions that allow for each firm to obtain additional equity interests based on specific performance criteria. According to PHLX, these investments are expected to be the first in a series of strategic investments by securities industry firms designed to advance the PHLX’s goal of growing its business, supported by its technology.

BATS Trading, Inc.

On June 17, 2005, BATS Trading, Inc. (“BATS”), a company located in Kansas City, announced its intention to launch a new alternative trading system. Subject to pending regulatory approvals, BATS anticipates that its new platform will be ready for trading in early 2006.

Barclays Global Investors Transfer of Listings to ArcaEx

On July 20, 2005, Barclays Global Investors announced its plans to transfer the listing of twenty of its iShares(R) exchange-traded products to ArcaEx.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Trading Days	62	64	124	125

Total U.S. market volume (millions of shares)(1)	239,972	258,625	508,847	521,471
Our total U.S. market volume (millions of shares)(1)	33,595	35,620	71,345	71,450

Our share of total U.S. market volume(1)(2)	14.00%	13.77%	14.02%	13.70%
% of handled shares matched internally(3)	10.67%	11.08%	10.59%	10.96%
% of handled shares routed out(3)	3.33%	2.69%	3.43%	2.74%

Total volume of Nasdaq-listed securities (millions of shares)	108,330	113,955	234,071	236,193
Our total volume of Nasdaq-listed securities (millions of shares)	27,627	26,360	59,866	55,128

Our share of total volume of Nasdaq-listed securities(2)	25.50%	23.13%	25.58%	23.34%
% of handled shares matched internally(3)	19.30%	18.50%	19.28%	18.59%
% of handled shares routed out(3)	6.20%	4.63%	6.30%	4.75%

Total volume of NYSE-listed securities (millions of shares)	112,553	127,745	235,621	252,939
Our volume in NYSE-listed securities (millions of shares)	1,731	4,239	3,703	7,365

Our share of total volume of NYSE-listed securities(2)	1.54%	3.32%	1.57%	2.91%
% of handled shares matched internally(3)	0.96%	2.54%	0.96%	2.18%
% of handled shares routed out(3)	0.58%	0.78%	0.61%	0.73%

Total volume of AMEX-listed securities (millions of shares)	19,090	16,925	39,156	32,340
Our volume in AMEX-listed securities (millions of shares)	4,236	5,021	7,775	8,957

Our share of total volume of AMEX-listed securities(2)	22.19%	29.67%	19.86%	27.70%
% of handled shares matched internally(3)	19.00%	25.64%	16.69%	23.89%
% of handled shares routed out(3)	3.19%	4.03%	3.17%	3.81%

Our ETF volume (millions of shares)	3,783	6,215	6,829	11,158

Our U.S. equity transaction volume (thousands of transactions)	99,558	119,588	200,831	235,334

Our average U.S. equity transaction size (shares per transaction)	337	298	355	304
Our average U.S. equity transactions per day (thousands of transactions)	1,606	1,869	1,620	1,883

Our average transaction-related revenue (per share)(4)	$0.0035	$0.0031	$0.0035	$0.0032
Our average transaction-related cost of revenue (per share)(5)	$0.0021	$0.0019	$0.0021	$0.0019
Our average transaction-related gross margin (per share)(6)	$0.0014	$0.0012	$0.0014	$0.0013

% of customer order volume matched internally(7)	86.3%	88.9%	85.9%	88.7%
% of customer order volume routed out(7)	13.7%	11.1%	14.1%	11.3%

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

(4) The per share amount is calculated based on our total revenues derived from transaction fees of $116.4 million and $111.8 million for the three months ended June 30, 2004 and 2005, respectively and $251.3 million and $230.6 million for the six months ended June 30, 2004 and 2005, respectively.

(5) The per share amount is calculated based on our cost of revenues derived from transaction fees, which consist of routing charges and liquidity payments of $70.3 million and $67.7 million for the three months ended June 30, 2004 and 2005, respectively, and $150.0 million and $138.5 million for the six months ended June 30, 2004 and 2005, respectively, and our total U.S. market volume for the relevant period. The cost of revenue from transaction fees used in the per share computation does not include clearance, brokerage and other transaction expenses.

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

Results of Operations

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

			Amount	Percentage
	Three months		Change	Change
	ended June 30,		Favorable	Favorable	Percentage of Revenues
	2004	2005	(Unfavorable)	(Unfavorable)	2004	2005
	(In millions)
Revenues
Transaction fees	$116.4	$111.8	$(4.6)	(4.0)%	90.3%	87.5%
Market data fees	12.4	15.9	3.5	28.2%	9.6%	12.4%
Listing fees	0.1	0.1	—	—%	0.1%	0.1%
Total revenues	128.9	127.8	(1.1)	(0.9)%	100.0%	100.0%

Cost of revenues
Liquidity payments	48.3	50.5	(2.2)	(4.6)%	37.5%	39.5%
Routing charges	22.0	17.2	4.8	21.8%	17.1%	13.5%
Clearance, brokerage and
other transaction expenses	10.8	5.7	5.1	47.2%	8.4%	4.5%
Total cost of revenues	81.1	73.4	7.7	9.5%	63.0%	57.5%

Gross margin	47.8	54.4	6.6	13.8%	37.0%	42.5%

Indirect expenses
Employee compensation and benefits	10.8	13.5	(2.7)	(25.0)%	8.4%	10.6%
Depreciation and amortization	5.5	5.3	0.2	3.6%	4.3%	4.1%
Communications	4.6	5.8	(1.2)	(26.1)%	3.6%	4.5%
Marketing and promotion	2.7	10.2	(7.5)	(277.8)%	2.1%	8.0%
Legal and professional	3.6	2.6	1.0	27.8%	2.8%	2.0%
NYSE merger costs	—	8.4	(8.4)	(100.0)%	—%	6.6%
Occupancy	1.0	1.3	(0.3)	(30.0)%	0.8%	1.0%
General and administrative	2.5	3.5	(1.0)	(40.0)%	1.9%	2.7%
Total indirect expenses	30.7	50.6	(19.9)	(64.8)%	23.9%	39.5%

Operating income	17.1	3.8	(13.3)	(77.8)%	13.1%	3.0%
Interest and other, net	0.2	1.3	1.1	550.0%	0.2%	1.0%
Income before income tax provision	17.3	5.1	(12.2)	(70.5)%	13.3%	4.0%
Income tax provision	—	2.1	(2.1)	(100.0)%	—%	1.6%
Net income	$17.3	$3.0	$(14.3)	(82.7)%	13.3%	2.4%

Highlights

Even though our total revenues decreased $1.1 million over the respective periods, gross margin for the three months ended June 30, 2005 increased $6.6 million, or 13.8%, to $54.4 million compared to $47.8 million for the three months ended June 30, 2004.  As a percentage of total revenues, our gross margin percentage increased to 42.5% from 37.0% for the respective periods.  However, our income before income tax provision declined $12.2 million, or 70.5%, from $17.3 million for the three months ended June 30, 2004 to $5.1 million for the three months ended June 30, 2005.  Our results of operations for the period primarily reflect the following principal factors:

More liquidity posted on ArcaEx.  For the three months ended June 30, 2005, the percentage of customer orders matched internally increased to 88.9% as the percentage of shares routed to other market centers for execution declined to 11.1%. This compares to an internal match rate of 86.3% and 13.7% of customers orders routed out to other market centers for execution for the three-month period a year ago, resulting in a change in the amount and mix of our cost of revenues:

•                  Liquidity payments increased $2.2 million to $50.5 million for the three months ended June 30, 2005 compared to $48.3 million for the three months ended June 30, 2004.  As a percentage of total revenues, liquidity payments increased to 39.5% from 37.5%.

•                  Routing charges decreased $4.8 million to $17.2 million, or 13.5% of total revenues for the three months ended June 30, 2005, compared to $22.0 million, or 17.1% of total revenues for the comparable period a year ago.

•                  Clearance, brokerage and other transaction expenses decreased $5.1 million to $5.7 million, or 4.5% of total revenues for the three months ended June 30, 2005, compared to $10.8 million, or 8.4% of total revenues for the three month ended June 30, 2004.

Higher indirect expenses.  Despite the $6.6 million increase in our gross margin, our income before income tax provision declined substantially.  For the three months ended June 30, 2005, total indirect expenses increased $19.9 million to $50.6 million compared to $30.7 million for the three months ended June 30, 2004. During the 2005 period, we incurred $8.4 million of direct costs in relation to our announced merger with NYSE, consisting primarily of banking, legal, and other advisory fees. We did not incur merger expenses during the same period a year ago. In addition, for the three months ended June 30, 2005, marketing and promotion expenses increased $7.5 million to $10.2 million compared to $2.7 million for the three months ended June 30, 2004, as a result of management’s decision to accentuate our brand recognition advertising efforts.

Revenues

Our total revenues declined $1.1 million, or 0.9%, from $128.9 million for the three months ended June 30, 2004 to $127.8 million for the three months ended June 30, 2005. The decline was the result of a decline in transaction fees that was partially offset by increased market data fees.  For the three months ended June 30, 2005, transaction fees comprised 87.5%, market data fees comprised 12.4%, and listing fees comprised 0.1% of our total revenues, compared to 90.3%, 9.6%, and 0.1%, respectively, for the three months ended June 30, 2004.

Transaction fees declined $4.6 million, or 4.0%, to $111.8 million for the three months ended June 30, 2005 from $116.4 million for the comparable period last year.  The total share volume traded on ArcaEx increased 6.0% to 35.6 billion shares compared to 33.6 billion shares for the respective periods.  Because there were 64 trading days in the most recent quarter compared to 62 trading days in the same quarter last year, our average daily volume increased 2.7% to 556.6 million shares for the three months ended June 30, 2005 compared to 541.9 million shares for the three months ended June 30, 2004.  Despite the increase in the share volume we handled period over period, transaction fees declined primarily as a result of the $3.5 million decrease in revenues we derived from our agency brokerage services segment.

Market data fees increased from $12.4 million for the three months ended June 30, 2004 to $15.9 million for the three months ended June 30, 2005, an increase of $3.5 million or 28.2%. Market data fees derived from trading Nasdaq-listed securities increased to $8.4 million from $7.2 million.  Market data fees derived from trading Amex-listed securities increased to $6.4 million from $4.8 million.  Market data fees derived from trading NYSE-listed securities increased to $1.1 million from $0.4 million.

For the three months ended June 30, 2005, revenues from listing fees were $0.1 million, unchanged from the three months ended June 30, 2004.

Cost of Revenues

Our total cost of revenues declined to $73.4 million for the three months ended June 30, 2005 from $81.1 million for the three months ended June 30, 2004, a $7.7 million or 9.5% decrease.  As a percentage of total revenues, our cost of revenues declined to 57.5% from 63.0% for the respective periods.

Liquidity payments increased $2.2 million, or 4.6%, to $50.5 million for the three months ended June 30, 2005 compared to $48.3 million for the comparable period a year ago.  This increase is attributable to (i) a 6.0% increase in our total trading volume, (ii) an increase in our internal match rate to 88.9% (with 11.1% routed out to other market centers for execution) from 86.3% (with 13.7% routed out to other market centers for execution), which was partially offset by (iii) a larger proportion of shares of NYSE-listed equity securities compared to our overall share volume traded. Our current pricing schedule for trades in NYSE-listed equity securities does not include liquidity payments.

Routing charges declined to $17.2 million for the three months ended June 30, 2005 from $22.0 million for the three months ended June 30, 2004, a $4.8 million or 21.8% decrease.  The decline is primarily attributable to our increased internal match rate and the resulting reduction in routed volume as well as lower routing costs per share as a result of cost management initiatives, changes in trade behavior and product mix.  Although we experienced an increase of 6.0% in our total trading volume, the volume of shares routed declined 12.5% to 6.9 billion shares for the three months ended June 30, 2005 compared to 7.9 billion shares for the three months ended June 30, 2004.

Clearance, brokerage and other transaction expenses declined to $5.7 million for the three months ended June 30, 2005 compared to $10.8 million for the comparable period a year ago, a $5.1 million or 47.2% decrease.  Clearance, brokerage, and other expenses declined primarily as a result of the decrease in the number of trades subject to clearing costs due to the lower percentage of orders routed out and the reduction of our clearing costs following the self-clearing of our introducing broker and routing broker businesses.

Gross Margin

Gross margin increased $6.6 million, or 13.8%, to $54.4 million for the three months ended June 30, 2005 compared to $47.8 million for the three months ended June 30, 2004.  As a percentage of total revenues, our gross margin percentage increased to 42.5% from 37.0 % for the respective periods.  Despite declining revenues, our gross margin improved primarily as a result of the higher internal match rate of customer orders and the greater contribution of market data fees to our total revenues.

Indirect Expenses

Total indirect expenses increased $19.9 million, or 64.8%, to $50.6 million for the three months ended June 30, 2005 compared to $30.7 million for the three months ended June 30, 2004.  Total indirect expenses increased as a percentage of total revenues to 39.5% from 23.9% for the respective periods.  The increase was chiefly associated with the following:

•                  $8.4 million of direct costs incurred during the most recent quarterly period in relation to our announced merger with NYSE, consisting primarily of banking, legal, and other advisory fees;

•                  a $7.5 million increase in marketing and promotion expenses due primarily to increased advertising based on management’s decision to accentuate our brand recognition efforts;

•                  a $2.7 million increase in employee compensation and benefits as a result of increased staffing and the employee stock-based compensation expense recorded in relation to restricted stock units granted after our August 2004 initial public offering. In the same period a year ago, long-term incentive compensation consisted of stock options granted at the then estimated fair value of our stock for which no compensation expense was recognized due to the absence of intrinsic value.

Interest and Other

Interest and other income and expenses increased $1.1 million to $1.3 million for the three months ended June 30, 2005. The increase was primarily due to increased average cash balances and higher interest rates on those balances.

Income Tax Provision

For the three months ended June 30, 2005, we provided for income taxes at a 41.0% combined federal, state and local tax rate.  For the three months ended June 30, 2004, we were treated as a partnership and, as a result, all items of income, expense, gain or loss were generally reportable on the tax returns of our members.

Net Income

As a result of the foregoing, we reported net income for the three months ended June 30, 2005 of $3.0 million, a decrease of $14.3 million compared to the $17.3 million net income we reported for the comparable period a year ago.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

			Amount	Percentage
	Six months		Change	Change
	ended June 30,		Favorable	Favorable	Percentage of Revenues
	2004	2005	(Unfavorable)	(Unfavorable)	2004	2005
	(In millions)
Revenues
Transaction fees	$251.3	$230.6	$(20.7)	(8.2)%	91.1%	88.2%
Market data fees	24.2	30.7	6.5	26.9%	8.8%	11.7%
Listing fees	0.2	0.2	—	—%	0.1%	0.1%
Total revenues	275.7	261.5	(14.2)	(5.2)%	100.0%	100.0%

Cost of revenues
Liquidity payments	101.5	102.4	(0.9)	(0.9)%	36.8%	39.2%
Routing charges	48.5	36.1	12.4	25.6%	17.6%	13.8%
Clearance, brokerage and other transaction expenses	23.4	13.3	10.1	43.2%	8.5%	5.1%
Total cost of revenues	173.4	151.8	21.6	12.5%	62.9%	58.1%

Gross margin	102.3	109.7	7.4	7.2%	37.1%	41.9%

Indirect expenses
Employee compensation and benefits	21.2	26.0	(4.8)	(22.6)%	7.7%	9.9%
Depreciation and amortization	16.3	10.7	5.6	34.4%	5.9%	4.1%
Communications	9.2	11.3	(2.1)	(22.8)%	3.3%	4.3%
Marketing and promotion	4.5	13.3	(8.8)	(195.6)%	1.6%	5.1%
Legal and professional	5.9	5.7	0.2	3.4%	2.1%	2.2%
NYSE merger costs	—	8.4	(8.4)	(100.0)%	—%	3.2%
Occupancy	2.0	2.8	(0.8)	(40.0)%	0.7%	1.1%
General and administrative	4.2	6.6	(2.4)	(57.1)%	1.5%	2.5%
Total indirect expenses	63.3	84.8	(21.5)	(34.0)%	22.8%	32.4%

Operating income	39.0	24.9	(14.1)	(36.2)%	14.3%	9.5%
Interest and other, net	0.3	2.2	1.9	633.3%	0.1%	0.8%
Income before income tax provision	39.3	27.1	(12.2)	(31.0)%	14.4%	10.3%
Income tax provision	—	10.9	(10.9)	(100.0)%	—%	4.2%
Net income	$39.3	$16.2	$(23.1)	(58.8)%	14.4%	6.1%

Highlights

Even though our total revenues declined $14.2 million, or 5.2%, to $261.5 million from $275.7 million for the respective periods, our gross margin for the six months ended June 30, 2005 increased $7.4 million, or 7.2%, to $109.7 million compared to $102.3 million for the six months ended June 30, 2004.  As a percentage of total revenues, our gross margin percentage increased to 41.9% from 37.1% for the respective periods.  However, our income before income tax provision declined $12.2 million, or 31.0%, from $39.3 million for the six months ended June 30, 2004 to $27.1 million for the six months ended June 30, 2005.  Our results of operations for the period primarily reflect the following principal factors:

More liquidity posted on ArcaEx.  For the six months ended June 30, 2005, the percentage of customer orders matched internally increased to 88.7% compared to 85.9% for the six months ended June 30, 2004, and the percentage of shares routed to other market centers for execution declined to 11.3% from 14.1%, resulting in a change in the amount and mix of our cost of revenues:

•                  Liquidity payments increased $0.9 million to $102.4 million for the six months ended June 30, 2005 compared to $101.5 million for the six months ended June 30, 2004.  As a percentage of total revenues, liquidity payments increased to 39.2% from 36.8%.

•                  Routing charges decreased $12.4 million to $36.1 million for the six months ended June 30, 2005 compared to $48.5 million for the six months ended June 30, 2004.  As a percentage of total revenues, routing charges decreased to 13.8% from 17.6%.

•                  Clearance, brokerage and other transaction expenses decreased $10.1 million to $13.3 million for the six months ended June 30, 2005 compared to $23.4 million for the six months ended June 30, 2004.  As a percentage of total revenues, clearance, brokerage and other transaction expenses decreased to 5.1% from 8.5%.

Higher indirect expenses.  Despite the $7.4 million increase in our gross margin, our income before income tax provision declined substantially.  Total indirect expenses increased $21.5 million to $84.8 million for the six months ended June 30, 2005 compared to $63.3 million for the six months ended June 30, 2004.  During the 2005 period, we incurred $8.4 million of direct costs in relation to our announced merger with NYSE, consisting primarily of banking, legal, and other advisory fees. We did not incur merger expenses during the same period a year ago. In addition, for the six months ended June 30, 2005, marketing and promotion expenses increased $8.8 million to $13.3 million compared to $4.5 million for the six months ended June 30, 2004, as a result of management’s decision to accentuate our brand recognition advertising efforts.

Revenues

Our total revenues declined $14.2 million, 5.2%, from $275.7 million for the six months ended June 30, 2004 to $261.5 million for the six months ended June 30, 2005.  The decline was the result of a decline in transaction fees that was partially offset by increased market data fees.  For the six months ended June 30, 2005, transaction fees comprised 88.2%, market data fees comprised 11.7%, and listing fees comprised 0.1% of our total revenues, compared to 91.1%, 8.8%, and 0.1%, respectively, for the six months ended June 30, 2004.

Transaction fees declined $20.7, or 8.2%, to $230.6 million for the six months ended June 30, 2005 from $251.3 million for the six months ended June 30, 2004.  The 0.2% increase of the total share volume traded on ArcaEx from 71.3 billion shares in the 2004 to 71.5 billion shares in the 2005 period is primarily attributable to the fact that the most recent six-month period had 125 trading days compared to 124 trading days for the same period a year ago.  Our average daily volume declined 0.7% to 571.6 million shares for the six months ended June 30, 2005 compared to 575.4 million shares for the six months ended June 30, 2004.  Despite the slight increase in the share volume we handled period over period, transaction fees decreased as a result of a reduction in our average gross revenue per share. This reduction was the result of changes in our product mix - or the relative amounts of Nasdaq-listed, AMEX-listed, NYSE-listed, and ArcaEx-listed securities traded on ArcaEx - and the lower contribution from our agency brokerage services segment.

Market data fees increased from $24.2 million for the six months ended June 30, 2004 to $30.7 million for the six months ended June 30, 2005, an increase of $6.5 million or 26.9%. Market data fees derived from trading Nasdaq-listed securities increased to $16.6 million from $14.8 million.  Market data fees derived from trading Amex-listed securities increased to $12.3 million from $8.6 million.  Market data fees derived from trading NYSE-listed securities increased to $1.8 million from $0.8 million.

For the six months ended June 30, 2005, revenues from listing fees were $0.2 million, unchanged from the six months ended June 30, 2004.

Cost of Revenues

Our total cost of revenues declined to $151.8 million for the six months ended June 30, 2005 from $173.4 million for the six months ended June 30, 2004, a $21.6 million or 12.5% decrease.  As a percentage of total revenues, our cost of revenues declined to 58.1% from 62.9% for the respective periods.

Liquidity payments increased $0.9 million, or 0.9%, to $102.4 million for the six months ended June 30, 2005 compared to $101.5 million for the comparable period a year ago.  The increase is mainly attributable to (i) a 0.2% increase in our total trading volume, (ii) an increase in our internal match rate to 88.7% (with 11.3% routed out to other market centers for execution) from 85.9% (with 14.1% routed out to other market centers for execution), which was partially offset by (iii) a larger proportion of shares of NYSE-listed equity securities compared to our overall share volume traded. Our current pricing schedule for trades in NYSE-listed equity securities does not include liquidity payments.

Routing charges declined to $36.1 million for the six months ended June 30, 2005 compared to $48.5 million for the six months ended June 30, 2004, a $12.4 million or 25.6% decrease.  This decline is primarily attributable to our increased internal match rate and the resulting reduction in routed volume as well as lower routing costs per share as a result of cost management initiatives, changes in trade behavior and product mix. Although we experienced an increase of 0.2% in our total trading volume, the volume of shares routed declined 17.8% to 14.3 billion shares for the six months ended June 30, 2005 compared to17.4 billion shares for the six months ended June 30, 2004.

Clearance, brokerage and other transaction expenses declined to $13.3 million for the six months ended June 30, 2005 from $23.4 million for the comparable period a year ago, a $10.1 million or 43.2% decrease. Clearance, brokerage, and other expenses declined primarily as a result of the decrease in the number of trades subject to clearing costs due to the lower percentage of orders routed out and the reduction of our clearing costs following the self-clearing of our introducing broker and routing broker businesses.

Gross Margin

Gross margin increased $7.4 million, or 7.2%, to $109.7 million for the six months ended June 30, 2005 from $102.3 million for the six months ended June 30, 2004.  As a percentage of total revenues, our gross margin percentage increased to 41.9% from 37.1% for the respective periods.  Despite declining revenues, our gross margin improved primarily as a result of the higher internal match rate of customer orders and the greater contribution of market data fees to our total revenues.

Indirect Expenses

Total indirect expenses increased $21.5 million, or 34.0%, to $84.8 million for the six months ended June 30, 2005 compared to $63.3 million for the six months ended June 30, 2004.  Total indirect expenses increased as a percentage of total revenues to 32.4% from 22.8% for the respective periods.  The increase was chiefly associated with the following:

•                  a $8.8 million increase in marketing and promotion expenses due primarily to increased advertising based on management’s decision to accentuate our brand recognition efforts during the three-month period ended June 30, 2005;

•                  $8.4 million of direct costs incurred during the most recent quarterly period in relation to our announced merger with NYSE, consisting primarily of banking, legal, and other advisory fees;

•                  a $4.8 million increase in employee compensation and benefits as a result of increased staffing and the employee stock-based compensation expense recorded in relation to restricted stock units granted after our August 2004 initial public offering. In the same period a year ago, long-term incentive compensation consisted of stock options granted at the then estimated fair value of our stock for which no compensation expense was recognized due to the absence of intrinsic value;

•                  a $2.4 million increase in general and administrative expenses primarily in relation to higher insurance premiums and additional expenses incurred as a public company; and

•                  a $2.1 million increase in communications expense that is mainly the result of our operation of a data center in New Jersey since the third quarter of 2004.

The aggregate $26.5 million effect of these increases was partially offset by a $5.6 million reduction of depreciation and amortization expenses.  In June 2003, we determined that certain software and computer equipment would be retired by March 31, 2004 and, therefore, we accelerated depreciation on these assets. During the first quarter of 2004, we recorded an additional $3.9 million in relation to such acceleration.

Interest and Other

Interest and other income and expenses increased $1.9 million to $2.2 million for the six months ended June 30, 2005. The increase was primarily due to increased average cash balances and higher interest rates on those balances.

Income Tax Provision

For the six months ended June 30, 2005, we provided for income taxes at a 40.2% combined federal, state and local tax rate.  For the six months ended June 30, 2004, we were treated as a partnership and, as a result, all items of income, expense, gain or loss were generally reportable on the tax returns of our members.

Net Income

As a result of the foregoing, we reported net income for the six months ended June 30, 2005 of $16.2 million, a decrease of $23.1 million compared to the $39.3 million net income we reported for the comparable period a year ago.

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

On January 3, 2005, we entered into a definitive agreement (which was amended and restated on July 22, 2005) to acquire PCXH and all of its wholly-owned subsidiaries for a purchase price equal to the total dollar value of all shares of Archipelago common stock held by PCXH (currently 1,645,415 shares), either directly or indirectly through subsidiaries at closing, plus $17.0 million.  The value of the all shares of Archipelago common stock will be determined using the average closing price per share of Archipelago’s common stock for the ten trading days immediately preceding the date of the closing of the transaction. This purchase price is subject to working capital and certain other possible adjustments.

In connection with our contemplated merger with NYSE, at closing, we will be expected to have at least $150.0 million in cash.  In addition, we anticipate that we will incur substantial merger expenses consisting primarily of legal, accounting and other advisory fees. As of June 30, 2005, we had incurred merger costs of approximately $8.4 million, including $3.5 million to be paid to a stockholder upon consummation of our merger with NYSE for services performed in relation to the proposed transaction.

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

As of June 30, 2005, we had cash and cash equivalents of $207.0 million, an increase of $29.2 million as compared to December 31, 2004. For the six months ended June 30, 2005, we provided cash of $37.4 million from our operating activities, consisting of net income of $16.2 million and the $21.2 million net effect of non-cash items and changes in working capital. We used $8.5 million in investing activities to purchase fixed assets and develop software, used $1.0 million to make principal payments under a capital lease obligation and received $1.2 million in proceeds from the exercise of stock options by our employees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. For the three and six months ended June 30, 2005, there was no substantive change in our market risk.

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

PART II – Other Information

Item 1. Legal Proceedings

The following is a description of developments with regard to litigation matters relating to our Company and our Chief Executive Officer that were previously reported in our Annual Report on Form 10-K for the year ended December 31, 2004,  as well as new litigation matters.

Matters Relating to Our Company

On May 13, 2005, William Tipton Caldwell, JR., Morton B. Joselson and John F. Horn filed a class action law suit in the Supreme Court of the State of New York against the New York Stock Exchange, Inc., Archipelago Holdings and various other defendants, including The Goldman Sachs Group, Inc. (“Goldman Sachs”), in connection with the proposed merger of the NYSE and Archipelago announced on April 20, 2005.  Each of the plaintiffs is an owner of a seat on the New York Stock Exchange.  In their complaint, the plaintiffs alleged: (i) breach of fiduciary duties against all defendants except Archipelago Holdings and Goldman Sachs; and (ii) aiding and abetting a breach of fiduciary duty against Archipelago Holdings and Goldman Sachs.  On July 27, 2005, however, the parties entered a motion under which the plaintiffs’ claims against Archipelago Holdings were dismissed without prejudice.

Matters Relating to Mr. Putnam

Lozman Litigation.  On July 25, 2005, with respect to the Lozman Litigation previously reported in our Annual Report on Form 10-K and other filings with the SEC,  the court entered a final judgment in favor of Mr. Putnam and the other defendants on all counts including the plaintiffs’ claim of usurpation of corporate opportunity and breach of fiduciary duty.

In addition to the matters described in our Annual Report on Form 10-K for the year ended December 31, 2004, from time to time we are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

Between April 1, 2005 and June 30, 2005, we granted: (i) 111,967 restricted stock units to certain of our officers and key employees; and (ii) 6,731 restricted stock units to our non-employee directors under our 2004 Stock Incentive Plan. These transactions were effected under Rule 701 of the Securities Exchange Act of 1933, as amended, as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

 (b) Use of Proceeds

All of the net initial public offering proceeds remain invested in short-term marketable securities pending application of the funds to general corporate purposes. There has been no material change in the planned use of the initial public offering proceeds as described in our final Prospectus dated August 12, 2004 filed with the SEC pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of shareholders of Archipelago Holdings, Inc. was held on May 10, 2005.  Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s nominees for election as directors. All nine nominees named in the Company’s proxy statement were elected to serve as directors for a one-year term expiring in 2006.  The matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Election of Directors

Nominee	Votes For	Votes Withheld

Gerald D. Putnam	35,984,493	195,537
Richard C. Breeden	36,100,824	79,206
Phillip D. DeFeo	36,141,339	38,691
William E. Ford	36,160,039	19,991
James J. McNulty	36,159,027	21,003
George Muñoz	36,132,851	47,179
Michael J. Passarella	36,160,139	19,891
Stuart M. Robbins	36,160,139	19,891
Robert G. Scott	36,160,139	19,891

Ratification of the appointment of Ernst & Young as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005

Votes
For	35,810,286
Against	367,544
Abstain	2,200
Cede Non-Votes	0

Item 5. Other Information

The audit committee of our Board of Directors approved all of the non-audit services performed by Ernst & Young LLP, our independent registered public accountants, during the period covered by this report.

Item 6. Exhibits

(a)  Exhibits

2.1

Exchange Agreement, dated as of January 17, 2002, among Archipelago Holdings, L.L.C., REDIBook ECN L.L.C. and the parties named therein. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

2.2

Contribution Agreement, dated as of November 12, 2003, between Archipelago Holdings, L.L.C. and GAP Arca Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

2.3

Agreement and Plan of Merger, dated as of February 27, 2004, between Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

2.4

Letter Agreement, dated February 27, 2004, among GAP-W, L.L.C., Archipelago Holdings, L.L.C. and GAP Archa Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

2.5

Contribution Agreement, dated July 12, 2000, among Archipelago Holdings, L.L.C., Pacific Exchange, Inc. and PCX Equities, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

2.6

Agreement and Plan of Merger, dated January 3, 2005, among Archipelago Holdings, Inc., New Apple Acquisitions Corporation and PCX Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s Form 8-K filed with the SEC on January 4, 2005.

2.7

Agreement and Plan of Merger dated as of April 20, 2005, by and among the New York Stock Exchange, Inc., Archipelago Holdings, Inc., and such other parties that become signatories thereto pursuant to the terms thereof. Incorporated by reference to the corresponding Exhibit to the Registrant’s report on Form 8-K filed with the SEC on April 26, 2005

2.8

Amended and Restated Agreement and Plan of Merger, dated July 22, 2005, among Archipelago Holdings, Inc., New Apple Acquisitions Corporation and PCX Holdings, Inc. Incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on July 22, 2005.

2.9

Amended and Restated Agreement and Plan of Merger dated as of July 20, 2005 by and among New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, Archipelago Holdings, Inc., a Delaware corporation, NYSE Group, Inc., a Delaware corporation, NYSE Merger Sub LLC, a New York limited liability company, NYSE Merger Corporation Sub, Inc., a Delaware corporation, and Archipelago Merger Sub, Inc., a Delaware corporation, filed as Exhibit 2.1 to Registration Statement No. 333-126780 of the NYSE Group, Inc. on Form S-4 filed on July 21, 2005 which is incorporated herein by reference.

3.1	Form of Certificate of Incorporation of Archipelago Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

3.2	Form of Bylaws of Archipelago Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

3.3

Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

3.4

Amendment No.1 to Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

4.1	Specimen Certificate of Common Stock. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

4.2

Registration Rights Agreement, dated November 12, 2003, among Archipelago Holdings, L.L.C., General Atlantic Partners 77, L.P., GAP Coinvestment Partners II, L.P., GapStar, L.L.C., GAPCO GmbH & Co. KG, GAP-W, L.L.C., GAP Archa Holdings,  Inc., and the Class A Members of the Archipelago Holdings, L.L.C. and the affiliates of certain of such Class A Members. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

10.1	Letter Agreement between Goldman Sachs & Co. and Archipelago Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s Form 8-K filed with the SEC on January 4, 2005.

10.2	Annual Director Compensation Agreement. Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 3, 2005.

10.3	Form Employee Restricted Stock Unit Award Agreement. Incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on February 10, 2005.

10.4

Letter Agreement between Goldman, Sachs & Co. and Archipelago Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s report on Form 8-K filed with the SEC on April 26, 2005

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

ARCHIPELAGO HOLDINGS, INC.

By:	/s/ NELSON CHAI
Nelson Chai Chief Financial Officer