Form 10-Q
period 2005-09-30
ARCHIPELAGO HOLDINGS INC
filed 2005-11-14
CIK 1107389

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER: 001-32274

ARCHIPELAGO HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	86-1075595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or	Identification Number)
organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2005, the Registrant had approximately 47,276,000 shares of common stock, $0.01 par value per share, outstanding.

ARCHIPELAGO HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I – Financial Information
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition as of September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure about Market Risk
Item 4. Controls and Procedures
PART II – Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
Signatures

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements regarding Archipelago Holdings, Inc. and its subsidiaries (collectively “Archipelago”). These statements relate to future events or our financial performance and may include information relating to pending transactions involving Archipelago (including the benefits of the transaction and future plans and expectations following the consummation of transaction) and are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on the current belief of management and involve unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, to be materially different from those expressed or implied in this Report. In some cases, you can identify forward-looking statements with terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue”, “pending” or the negative of these terms or other comparable terminology.  These statements are only predictions. You should not place undue reliance on forward-looking statements which speak only as of the date of this Report.  Actual events or results may differ materially and we undertake no on going obligation, other than that imposed by law, to update these statements. You should, however, consider any further disclosures of a forward-looking nature Archipelago may make in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as well as the registration statement on Form S-4 filed by NYSE Group, Inc. with the Securities and Exchange Commission containing a joint proxy statement/prospectus regarding the proposed merger between Archipelago Holdings, Inc. and the New York Stock Exchange, Inc. which was declared effective on November 3, 2005.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to; general economic conditions; our future operating results; market penetration and financial condition; industry trading activity and fluctuations; regulatory changes and competition; the ability to obtain governmental approval of any pending transaction on the proposed terms and schedule; the failure to obtain stockholder approval for any pending transaction; the inability to integrate businesses successfully following the consummation of any pending transaction; the risk that any expected cost savings and any revenue synergies resulting from any pending transaction may not be fully realized or may take longer to realize than expected; the risk that disruption from any pending transaction may make it more difficult to maintain relationships with clients, employees or suppliers; as well as the risks and uncertainties described under the section heading “Certain Factors That May Affect Our Business” in Part I, Item 1 of our Form 10-K filed with the Securities and Exchange Commission on March 23, 2005, the factors discussed below under the section heading “Management’s Discussion and Analysis” and under Part II, Item 5 “Other Information,” as well as the risks and uncertainties described under the section heading “Risk Factors” in the registration statement on Form S-4 filed by the NYSE Group, Inc. with the Securities and Exchange Commission which was declared effective on November 3, 2005.  You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

The risks included here are not exhaustive. We operate in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors.  Further, it is not possible to assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Important Acquisition Information with Respect to Archipelago’s Merger with the New York Stock Exchange (NYSE)

In connection with the proposed merger of the New York Stock Exchange, Inc. and Archipelago Holdings, Inc., NYSE Group, Inc. has filed a registration statement on Form S-4 with the Securities and Exchange Commission (SEC) containing a joint proxy statement/prospectus regarding the proposed transaction. The parties have filed other publicly available relevant documents concerning the proposed transaction with the SEC.  The SEC declared the Registration Statement effective on November 3, 2005.

NYSE MEMBERS AND ARCHIPELAGO STOCKHOLDERS ARE URGED TO READ THE FINAL JOINT PROXY STATEMENT/ PROSPECTUS REGARDING THE PROPOSED TRANSACTION BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION. NYSE members and Archipelago stockholders can obtain a free copy of the final joint proxy statement/prospectus, as well as other filings containing information about NYSE and Archipelago without charge, at the SEC’s website (http://www.sec.gov). Copies of the final joint proxy statement/prospectus can also be obtained, without charge, once they are filed with the SEC, by directing a request to the Office of the Corporate Secretary, New York Stock Exchange, Inc., 11 Wall Street, New York 10005, or calling (212) 656-2061, or to Archipelago Holdings, Inc., Attention: Investor Relations, 100 South Wacker Drive, Suite 1800, Chicago, Illinois 60606, or calling (888) 514-7284.

The NYSE, Archipelago and their respective directors and executive officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from Archipelago stockholders in respect of the proposed transaction. Information regarding Archipelago’s directors and executive officers is available in Archipelago’s proxy statement for its 2005 annual meeting of stockholders, dated March 31, 2005.

Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and the other relevant documents filed with the SEC when they become available. This correspondence shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

PART I – Financial Information

Item 1. Financial Statements

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Financial Condition

(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,267	$145,170
Accounts receivable, net	77,623	72,686
Total current assets	193,890	217,856

Fixed assets, net	65,429	44,738
Goodwill	131,865	131,865
Other intangible assets, net	107,235	92,169
Deferred tax asset, net	22,956	5,434
Other assets	10,164	7,774
Total non-current assets	337,649	281,980
Assets of discontinued operations (Note 4)	20,227	40,172
Total assets	$551,766	$540,008

Liabilities and Stockholders’ Equity Liabilities:
Accounts payable and accrued expenses	$96,055	$58,710
Deferred tax liability	13,397	3,595
Capital lease obligations	1,916	1,545
Total current liabilities	111,368	63,850
Liabilities of discontinued operations (Note 4)	16,310	15,285
Total liabilities	127,678	79,135

Commitments and contingencies

Stockholders’ equity Common stock, $0.01 par value, 165,000 shares authorized; 47,265 and 47,138 shares issued; 45,620 and 47,138 shares outstanding	473	471
Common stock held in treasury, at cost; 1,645 and 0 shares	(65,570)	—
Additional paid-in capital	462,633	451,625
Unearned stock-based compensation	(6,205)	(19)
Retained earnings	32,757	8,796
Total stockholders’ equity	424,088	460,873
Total liabilities and stockholders’ equity	$551,766	$540,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended			Nine months ended
	September 30,			September 30,
	2005	2004		2005	2004
Revenues
Transaction fees ($39,680, $45,433, $129,084 and $140,007 with related parties)	$98,853	$101,615		$310,323	$324,464
Market data fees ($7,374, $6,561, $21,446 and $15,827 with related parties)	15,080	14,250		45,747	38,268
Listing fees	135	118		376	324
Total revenues	114,068	115,983		356,446	363,056

Cost of revenues
Liquidity payments ($11,715, $12,853, $37,573 and $39,327 with related parties)	49,457	48,087		152,922	151,194
Routing charges ($7,255, $10,657, $25,040 and $35,586 with related parties)	15,684	19,980		50,967	67,664
Clearance, brokerage and other transaction expenses ($787, $2,621, $2,584 and $11,168 with related parties)	1,357	3,213		4,319	11,761
Total cost of revenues	66,498	71,280		208,208	230,619

Gross margin	47,570	44,703		148,238	132,437

Indirect expenses
Employee compensation and benefits	12,135	9,526		35,681	28,639
Depreciation and amortization	5,262	4,071		14,855	18,308
Communications ($425, $436, $1,346 and $791 with related parties)	4,803	4,228		14,322	11,729
Marketing and promotion ($0, $116, $0 and $357 with related parties)	4,689	7,751		17,907	12,186
Legal and professional ($600, $675, $1,800 and $1,363 with related parties)	3,121	2,644		8,465	8,282
NYSE merger costs ($0, $0, $3,500 and $0 with related parties)	2,993	—		11,425	—
Occupancy	1,504	1,114		4,108	2,921
General and administrative	3,379	2,893		9,604	6,745
Total indirect expenses	37,886	32,227		116,367	88,810

Operating income	9,684	12,476		31,871	43,627
Interest and other, net	1,372	739		3,261	913
Income from continuing operations before income tax provision (benefit)	11,056	13,215		35,132	44,540
Income tax provision (benefit)	4,533	(1,883)		14,200	(1,883)
Income from continuing operations	6,523	15,098		20,932	46,423
Income from discontinued operations (Note 4)	1,238	2,017		3,030	9,992
Net income	7,761	17,115		23,962	56,415
Deemed dividend on convertible preferred shares	—	(9,619)		—	(9,619)
Net income attributable to common stockholders	$7,761	$7,496		$23,962	$46,796

Basic earnings (loss) per share from:
Continuing operations	$0.14	$0.36		$0.44	$1.22
Discontinued operations	0.03	0.05		0.06	0.26
Deemed dividend on convertible preferred shares	—	(0.23)		—	(0.25)
Basic earnings per share	$0.16	$0.18	(a)	$0.51	$1.23	(a)

Diluted earnings (loss) per share from:
Continuing operations	$0.14	$0.34		$0.44	$1.12
Discontinued operations	0.03	0.05		0.06	0.24
Deemed dividend on convertible preferred shares	—	(0.22)		—	(0.23)
Diluted earnings per share	$0.16	$0.17	(a)	$0.50	$1.13	(a)

Basic weighted average shares outstanding	47,206	41,640	(a)	47,192	38,006	(a)
Diluted weighted average shares outstanding	48,292	43,994	(a)	48,106	41,360	(a)

(a) Adjusted to reflect our reorganization from a Delaware limited liability company to a Delaware corporation on August 11, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended
	September 30,
	2005	2004

Cash flows from operating activities:
Income from continuing operations	$20,932	$46,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	13,582	17,087
Amortization of intangible assets	1,273	1,221
Provision for doubtful accounts	(787)	(500)
Deferred taxes	5,832	(3,280)
Stock-based compensation	2,239	113
Tax benefit from stock option exercises	1,056	—
Changes in operating assets and liabilities:
Accounts receivable	14,675	403
Other assets	(1,822)	(7,226)
Accounts payable and accrued expenses	431	(30,955)
Net cash provided by operating activities of continuing operations	57,411	23,286
Net cash provided by operating activities of discontinued operations	5,560	27,115
Net cash provided by operating activities	62,971	50,401

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(89,376)	—
Additions to fixed and intangible assets	(20,922)	(19,837)
Net cash used in investing activities of continuing operations	(110,298)	(19,837)
Net cash provided by investing activities of discontinued operations	2,952	406
Net cash used in investing activities	(107,346)	(19,431)

Cash flows from financing activities:
Capital contribution from discontinued operations	24,000	17,000
Proceeds from initial public offering, net of underwriting discounts	—	67,646
Direct costs of initial public offering	—	(6,777)
Cash distribution to former Members	—	(24,613)
Principal payments under capital lease obligations	(1,545)	(1,756)
Proceeds from exercises of stock options	1,529	—
Repayment of note payable	—	(4,429)
Net cash provided by financing activities of continuing operations	23,984	47,071
Net cash used in financing activities of discontinued operations	(24,000)	(17,000)
Net cash provided by (used in) financing activities	(16)	30,071

Net increase (decrease) in cash and cash equivalents	(44,391)	61,041
Cash and cash equivalents at beginning of period	177,878	111,815
Cash and cash equivalents at end of period	133,487	172,856
Cash and cash equivalents of discontinued operations	17,220	27,926
Cash and cash equivalents of continuing operations	$116,267	$144,930

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$56	$266
Income taxes	12,994	1,859

Non-cash investing and financing activities
Conversion of convertible preferred shares to common	—	50,000
Issuance of common stock to former REDIBook Members	—	2,199
Issuance of common stock to GAP Archa Holdings	—	9,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Archipelago Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2005

1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization

Archipelago Holdings, Inc. (“Archipelago”) operates the Archipelago Exchange, or ArcaEx® (“ArcaEx”), the first open all-electronic stock market in the United States for trading in all NYSE, Nasdaq, AMEX and Pacific Exchange-listed stocks. Following the September 26, 2005 acquisition of PCX Holdings, Inc. (“PCXH”), and its subsidiaries (including the Pacific Exchange, Inc. (“PCX”) and PCX Equities, Inc. (“PCX Equities”),  Archipelago also operates an exchange for trading equity options as well as provides self regulatory services, including regulatory and market management services, for options and equity trading. See Note 3, PCX Holdings, Inc. Acquisition.

Archipelago Holdings, L.L.C. (“Holdings LLC”), a Delaware limited liability company and the predecessor to Archipelago, was organized in January 1999.  In July 2000, Holdings LLC entered into a facility services agreement with PCX which allowed it to establish and operate ArcaEx. The Securities and Exchange Commission’s (“SEC”) approval of ArcaEx was announced in October 2001 and ArcaEx began trading operations for listed securities in March 2002 and for over-the-counter securities in April 2003.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior periods in order to conform to the current period’s presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

Certain information and footnote disclosures normally included in financial statements have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.

In connection with the acquisition of PCXH, the Company is in the process of divesting its wholly-owned subsidiary, Wave Securities, L.L.C (“Wave”). The operations of Wave are presented as discontinued. See Note 4, Discontinued Operations.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2004, included in the Company’s Annual Report on

Form 10-K filed with the SEC on March 23, 2005. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.  MERGER WITH NEW YORK STOCK EXCHANGE, INC. (“NYSE”)

On April 20, 2005, Archipelago entered into a definitive merger agreement (the “Original Agreement”) with the New York Stock Exchange, Inc., a New York Type A not-for-profit corporation (the “NYSE”), pursuant to which Archipelago and the NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (the “NYSE Transaction”).  On July 20, 2005, Archipelago, NYSE, NYSE Group and certain of their affiliates entered into a definitive Amended and Restated Agreement and Plan of Merger (“Amended NYSE Agreement”) that amended and restated the terms and condition of the Original Agreement which was reported on a Current Report on Form 8-K filed on July 21, 2005.  On October 20, 2005, Archipelago, NYSE, NYSE Group and certain of their affiliates entered into an amendment (“NYSE Amendment No. 1”) to the Amended NYSE Agreement which was reported on a Current Report on Form 8-K filed on October 25, 2005.  On November 1, 2005, Archipelago, NYSE and the NYSE Group and certain of their affiliates entered into an amendment No. 2 to the Amended Agreement (“NYSE Amendment No. 2”) which was reported on a Current Report on Form 8-K filed on November 4, 2005.

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

Under the terms of the Original NYSE Agreement, each NYSE member is entitled to receive in exchange for its NYSE membership, $300,000 in cash, plus a pro rata portion of the aggregate number of shares of NYSE Group Common Stock issued to all of the NYSE members in the Transaction (the “Standard Mix of Consideration”). Under the terms of the Original NYSE Agreement which remain unchanged by the Amended NYSE Agreement, NYSE Amendment No. 1 and NYSE Amendment No. 2, the aggregate number of shares of NYSE Group Common Stock to be issued to all of the NYSE members in the Transaction, together with the aggregate number of shares reserved for issuance to NYSE employees, will equal 70% of the NYSE Group common stock issued and outstanding at the time of completion of the mergers, on a diluted basis.

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

NYSE Amendment No. 1 revised the mechanics of the issuance of the consideration (but not the amount) to be received by the NYSE members who elect to receive cash in the NYSE Transaction. Specifically, NYSE Amendment No. 1 provides that shares of mandatorily redeemable preferred stock (rather than cash) of a NYSE Merger Corporation Sub, Inc. a wholly-owned subsidiary of the NYSE, would be issued in the NYSE corporation merger. Under NYSE Amendment No. 1, these shares of preferred stock would automatically be redeemed three hours after their issuance for $300,000 in cash per share. Although NYSE Amendment No. 1 modified the corporate mechanics by which NYSE members would receive cash in the mergers, NYSE Amendment No. 1 did not affect the amount of cash or number of shares of NYSE Group common stock that any NYSE member would receive in the transaction or the consideration payable to Archipelago stockholders in the transaction. The reason for structuring the cash component of the consideration in this manner is to provide certain NYSE members that are not U.S. persons with deferral of certain non-U.S. income tax on their receipt of shares of NYSE Group common stock in the mergers.

NYSE Amendment No. 2 reduced by 20% each of the NYSE’s and Archipelago’s required amount of net cash for purposes of the closing conditions of the mergers, and for purposes of the payment of any permitted dividend. Specifically, prior to the amendment, Archipelago’s obligation to complete the mergers was subject to the NYSE’s possession of at least $350 million of net cash at closing, and the NYSE’s obligation to complete the mergers was subject to Archipelago’s possession of at least $150 million of net cash at closing. Upon execution of NYSE Amendment No. 2, the NYSE and Archipelago are required only to have at least $280 million and $120 million, respectively, of net cash at closing.  By reducing the minimum net cash required of the NYSE and Archipelago, the merger agreement amendment will permit the NYSE or Archipelago, as applicable, to increase the amount of its permitted dividend they may distribute to their respective members or stockholders prior to the consummation of the NYSE Transaction.

The parties agreed to reduce the minimum amount of net cash required of each party because, on July 22, 2005, Archipelago and PCXH amended the Archipelago-PCXH merger agreement so that all of the consideration paid to the PCXH stockholders in the merger would be paid in the form of cash (rather than part cash and part stock). In addition, under the terms of the merger agreement between Archipelago and PCXH, the consideration payable to PCXH was based in part on the market price of Archipelago common stock during a period immediately prior to the date of the completion of Archipelago’s acquisition of PCXH, and the market price of Archipelago common stock during this period was significantly higher than it was prior to the execution of the original NYSE-Archipelago merger agreement in April 20, 2005.

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

On November 3, 2005, Archipelago and the NYSE issued a joint press release announcing that the special meetings of their respective stockholders and members have been set for December 6, 2005.

The Amended NYSE Agreement, as amended by the NYSE Amendments No. 1 and No. 2,  contains customary representations and warranties, including the representation that each party has received: (i) the requisite approval of its board of directors to enter into the merger agreement; and (ii) an opinion of its financial advisor stating, to the effect that the consideration to be received in the Transaction is fair from a financial point of view.

The Amended NYSE Agreement, as amended by the NYSE Amendments No. 1 and No. 2, also contains customary termination provisions which, under certain circumstances in the event of a termination of the agreement, may subject the parties to liability for the payment of termination fees and reimbursement of expenses in an amount up to $40.0 million, and includes a provision which permits either party to terminate the merger agreement if the Transaction fails to close by February 1, 2006 (unless extended by the parties). Either party may extend the term of the Amended NYSE Agreement, as amended by the NYSE Amendments No. 1 and No. 2, without the consent of the other party for two separate three-month periods (with the first period ending on May 1, 2006 and the second ending on August 1, 2006), provided that the only conditions that remain to be satisfied are the receipt of the approvals of either the NYSE members, the Company’s stockholders or any regulatory entity, and outstanding litigation.

The parties expect that the combined businesses will bring together the strength of NYSE’s auction market and the speed and innovation of the Company and its technology and management.  The parties believe this combination will create a strong and dynamic enterprise with diverse products that will be well positioned to compete in the industry and possess enhanced growth potential.

In April 2005, the Company entered into a letter agreement with a stockholder under which the stockholder agreed to perform certain services in relation to the proposed merger of the Company and NYSE which included facilitating discussions between the parties and providing certain valuation analysis.  The Company agreed to pay the stockholder a transaction fee of $3.5 million in cash upon consummation of the NYSE Transaction. The Company also agreed to reimburse the stockholder for one-half of the stockholder’s reasonable out-of-pocket expenses (including the fees and disbursements of attorneys plus any sales, use or similar taxes) in an amount not to exceed $50,000 without the prior written consent of the Company. In the event the NYSE Transaction is terminated or not consummated, the Company will pay a transaction fee to be mutually agreed upon between the parties. The Company has not made any payments under this agreement as of September 30, 2005.

3.  PCX HOLDINGS, INC. ACQUISITION

On September 26, 2005, the Company completed the acquisition of PCXH for a total purchase price of approximately $93.9 million consisting of a $90.9 million cash payment to PCXH shareholders and certain employees of PCXH and its subsidiaries, and approximately $3.0 million of direct costs incurred by Archipelago as part of this acquisition. The $90.9 million cash payment represented the total dollar value of 1,645,415 shares of Archipelago common stock held by PCX at the time of the closing, or $66.3 million, plus $24.6 million.

PCX operates an exchange for trading options as well as provides self regulatory services, including regulatory and market management services, for options and equity trading. The PCXH acquisition will enable the Company to offer all-electronic trading of equity securities as well as equity options, and to expand and diversify the Company’s business lines and products.

Even though the PCXH acquisition was consummated on September 26, 2005, for financial reporting purposes management deemed the assets and liabilities of PCXH as of September 30, 2005 to be the basis for allocation of the purchase price. As such, the assets and liabilities of PCXH have been included in the Company’s consolidated statement of financial condition as of September 30, 2005. However, the results of operations of PCXH will be included in the Company’s results of operations from and after October 1, 2005. The results of operations of PCXH for the four-day period ended September 30, 2005 were not material.

The purchase price was allocated to those assets acquired and liabilities assumed based on the estimated fair value of PCXH’s net assets as of September 30, 2005. The following is a summary of the preliminary allocation of the purchase price in the PCXH acquisition (dollars in thousands):

Purchase price	$90,863
Acquisition costs	3,030
Total purchase price	$93,893

Historical net assets acquired	$56,360
Reversal of deferred revenues	20,431
Revaluation of fixed assets	(10,673)
National securities exchange registration (See Note 5)	15,883
Liabilities for exit and termination costs	(12,180)
Deferred tax impact of purchase accounting adjustments	24,072
Total purchase price	$93,893

The reversal of deferred revenues relates to the unrecognized portion of deferred revenue balances recorded by PCXH in connection with its May 2001 exchange facility agreement with the Company.

Liabilities for exit and termination costs are primarily associated with employee terminations, including accrued severance benefits and costs related to change in control provisions of certain PCXH and PCX employment contracts.

The allocation of the purchase price to PCXH’s assets and liabilities are only preliminary allocations based on estimates of fair values and may change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price.

The following represents the summary unaudited pro forma condensed combined results of operations as if the PCXH acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

	Nine months ended
	September 30,
	2005	2004

Total revenues	$402,671	$398,800
Income from continuing operations	19,055	39,857
Net income attributable to common stockholders	22,085	40,230

Basic earnings per share from continuing operations	$0.42	$1.10
Basic earnings per share	$0.48	$1.00

Diluted earnings per share from continuing operations	$0.41	$1.11
Diluted earnings per share	$0.48	$1.01

In October 2004, the Company entered into a financial advisory services engagement with a stockholder, under which the stockholder agreed to perform financial advisory services in relation to the PCXH acquisition.  As of September 30, 2005, the Company had not made any payments under this agreement.

4.  DISCONTINUED OPERATIONS

On September 22, 2005, the SEC entered an order granting approval of the proposed rule change and Amendment No. 1 thereto, and notice of filing and order granting accelerated approval to Amendment No. 2 to the proposed rule change, to amend the certificate of incorporation of PCXH, PCX Rules, and the Bylaws of Archipelago in relation to the acquisition of PCXH by Archipelago. Under the SEC order, Archipelago undertook to divest Wave by December 31, 2005. Wave offers agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically.

The results of operations and financial position of Wave are presented as discontinued operations in the condensed consolidated financial statements. All historical periods presented have been restated to reflect such presentation.

Summarized selected financial information for discontinued operations was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$9,665	$12,904	$31,925	$61,881

Income before income tax provision	$2,098	$2,585	$5,110	$10,560
Income tax provision	860	568	2,080	568
Income from discontinued operations	$1,238	$2,017	$3,030	$9,992

The major assets and liabilities of discontinued operations were as follows (in thousands):

	September 30,	December 31,
	2005	2004

Cash and cash equivalents	$17,220	$32,708
Accounts receivable, net	2,057	2,405
Fixed assets, net	655	4,758
Other assets	295	301
Assets of discontinued operations	$20,227	$40,172

Accounts payable and accrued expenses	16,310	15,285
Liabilities of discontinued operations	$16,310	$15,285

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

Other Intangible Assets

Other intangible assets consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004

National securities exchange registration	$105,883	$90,000
Other	1,352	2,169
Other intangible assets, net	$107,235	$92,169

In May 2001, the Company acquired the right to operate as the exclusive equity trading facility of PCX Equities including the rights to certain revenue streams comprised primarily of transaction fees, market data fees, and listing fees, for an aggregate consideration of $90.0 million.

In September 2005, the Company acquired PCXH and its subsidiaries, including PCX Equities. As part of the preliminary allocation of the purchase price in the PCXH acquisition, the Company valued the eligibility to earn market data fees related to the PCXH’s option trading business at $15.9 million. See Note 3, PCX Holdings, Inc. Acquisition.

As of September 30, 2005, the national securities exchange registration allows the Company to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) to reduce its costs since clearing charges are not incurred for trades matched internally on ArcaEx.

The Company determined that the $105.9 million national securities exchange registration has an indefinite life and, as such, it is not subject to amortization.

6.  RELATED PARTY TRANSACTIONS

The following is a summary of the related party transactions involving the Company and certain former members (i.e., owners of Holdings LLC prior to the IPO) and current stockholders (i.e., stockholders of the Company after the IPO), PCX and other affiliates as part of its operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Revenues
Transaction fees earned from stockholders/former members and affiliates(1)	$39,680	45,433	$129,084	$140,007
Market data fees received from PCX (net of amounts shared with customers of $5,907, $5,914, $17,919 and $14,357)(2)	7,374	6,561	21,446	15,827
Cost of revenues
Liquidity payments to stockholders/former members and affiliates(1)	11,715	12,853	37,573	39,327
Routing charges:
Routing fees paid to stockholder/former member(3)	6,852	10,404	24,019	34,350
Routing fees for listed securities paid to stockholders/former members(4)	403	253	1,021	1,236
Clearance, brokerage and other transaction expenses:
Clearing services provided by a stockholder/former member(5)	81	1,970	257	9,207
Regulatory services fees paid to PCX(6)	2,062	1,832	6,066	5,337
Registered representative fees received from PCX(6)	(1,356)	(1,181)	(3,739)	(3,376)
Indirect expenses
Communications:
Software related services provided by an affiliate (net of amounts charged to customers of $1,019, $1,146, $2,971 and $3,537)(7)	425	436	1,346	791
Marketing and promotion:
Business development costs(8)	—	116	—	357
Legal and professional:
Professional fees for services provided by an affiliate(9)	450	525	1,350	1,163
Consulting fees for services from a firm whose principal serves a director of the Company (10)	150	150	450	200
NYSE merger costs
Valuation analysis and other services provided by a stockholder (11)	—	—	3,500	—

(1)           Certain stockholders/former members of Holdings LLC and affiliates execute transactions through ArcaEx, and previously through the Company’s ECN, and are charged a transaction service fee by the Company for such activities. Liquidity payments are made to stockholders/former members of Holdings LLC and affiliates in relation to such transaction fees.

(2)           The Company participates in the consolidation, dissemination and sale of market data in U.S. exchange-listed securities and Nasdaq-listed securities through ArcaEx. In connection with that, the Company receives market data fees, based on the level of trading activity on ArcaEx, for providing data to centralized aggregators that in turn sell the data to third-party consumers. PCX is a direct participant in the plans governing the consolidation and dissemination of market data and as a direct participant in these plans collects tape revenues for trading activities on ArcaEx. Under the terms of the facility services agreement, the Company was entitled to all tape revenues earned in connection with trading activities on ArcaEx prior to the Company’s September 26, 2005 acquisition of PCXH and its subsidiaries, including PCX.

(3)           A stockholder/former member of Holdings, LLC receives routing fees for trades executed through ArcaEx, that ultimately route through to the stockholder/former member’s ECN.

(4)           Certain stockholders/former members of Holdings LLC provide routing services for listed securities through the New York Stock Exchange, Inc. on behalf of the Company.

(5)           The Company clears certain of its transactions through a stockholder/former member of Holdings LLC/clearing broker.

(6)           Under the terms of the facility services agreement, PCX provided certain regulatory services to the Company in return for regular payments (as negotiated between the parties) and forwarded registered representative fees received from the NASD to the Company, prior to the Company’s September 26, 2005 acquisition of PCXH and its subsidiaries, including PCX.

(7)           An affiliate provides software related services to the Company, a portion of which is charged to the Company’s customers.

(8)           In 2004, the Company paid rental fees for the yacht that it leased for certain business development functions, which is operated by the domestic partner of a sister of a member of management. No such rental fees were incurred in 2005.

(9)         An affiliate provides software related services to the Company.

(10)         The Company signed an agreement on June 1, 2004 with a consulting firm whose principal serves as a director of Archipelago.  The consulting agreement provides for a minimum fee of $150,000 per quarter. The Company expects this agreement to terminate as of December 31, 2005.

(11)         The Company entered into a letter agreement with a stockholder under which the stockholder agreed to perform certain services in relation to the proposed merger of the Company and the NYSE.

An affiliate provided software development services to the Company in the amount of $1.5 million for the nine months ended September 30, 2004.

On October 5, 2004, the Company entered into a financial advisory services engagement with a stockholder affiliate, under which the affiliate agreed to perform financial advisory services to the Company in relation to the acquisition of PCXH and its affiliates.  As of September 30, 2005, the Company has not made any payments under this agreement.

In the opinion of management, transactions were made at customary rates or negotiated terms and conditions, and do not involve more than the normal risk of collectibility or present other unfavorable features.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income attributable to common stockholders, as reported	$7,761	$7,496	$23,962	$46,796
Add: Stock-based employee compensation cost included in net income	565	38	1,321	114
Deduct: Stock-based employee compensation cost determined under the fair value based method for all awards, net of related tax effects of $659, $240, $1,679 and $509	949	339	2,417	717
Net income attributable to common stockholders, pro forma	$7,377	$7,195	$22,866	$46,193

Earnings per share:
Basic, as reported	$0.16	$0.18	$0.51	$1.23
Basic, pro forma	$0.16	$0.17	$0.48	$1.22
Diluted, as reported	$0.16	$0.17	$0.50	$1.13
Diluted, pro forma	$0.15	$0.16	$0.48	$1.12

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	30.0%	30.0%	30.0%	30.0%
Risk-free interest rate	4.5%	4.0%	4.5%	4.0%
Expected life (in years)	7	7	7	7

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

The above pro forma information gives effect to the Company’s conversion into a Delaware corporation as if it occurred at the beginning of the periods presented.  In addition, the pro forma information was tax effected at combined federal, state and local rates of 41.0% for the three and nine months ended September 30, 2005, and 41.5% for the three and nine months ended September 30, 2004, respectively.

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

8.  COMPUTATION OF EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted earnings per share computations for the respective periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)

Net income attributable to common stockholders	$7,761	$7,496	$23,962	$46,796
Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	47,206	41,640	47,192	38,006
Dilutive effect of:
Preferred shares converted to common in August 2004	—	1,704	—	3,051
Stock options and restricted stock units	1,086	650	914	303

Weighted average shares used in diluted computation	48,292	43,994	48,106	41,360

Basic earnings per share	$0.16	$0.18	$0.51	$1.23
Diluted earnings per share	$0.16	$0.17	$0.50	$1.13

For the three and nine months ended September 30, 2004, approximately 1.4 million securities were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

9.  SEGMENT REPORTING

During the third quarter of 2005, the Company operated in two reportable segments: Transaction Execution Services and Agency Brokerage Services.

Transaction Execution Services consisted primarily of transaction execution services, market data services on a real-time or summary basis and, through the Company’s alliance with PCX, a trading venue for issuers of equity securities, exchange traded funds and structured products. Under PCX rules, issuers are listed on PCX for trading on ArcaEx. The customers in this segment are required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP. An ETP holder must be a broker-dealer.

Agency Brokerage Services were provided through Wave and consisted of order execution services, on an agency basis, for orders received from institutions involving primarily Nasdaq and listed securities. This segment provides institutions that are not ETP holders or are not sponsored by ETP holders access to all U.S. Nasdaq and exchange-listed securities markets through ArcaEx. Because Wave’s agency brokerage services are presented as discontinued, the Company is no longer required to disclose the information required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

Following the acquisition of PCXH on September 26, 2005, the Company operates in the following two reportable segments: ArcaEx Equities and ArcaEx Options.

ArcaEx Equities consist primarily of the reportable segment formerly described above as Transaction Execution Services.

ArcaEx Options consist primarily of transaction execution services, as well as market data services on a real-time or summary basis and a trading venue for issuers of option products. The customers in this segment are required to hold an Option Trading Permit (“OTP”). An OTP holder must be a broker-dealer or associated with a broker dealer.

Revenues are generated primarily in the United States of America. Revenues derived from one stockholder/former member of Holdings LLC and its affiliates represented approximately 10.9% and 10.3% for the three and nine months ended September 30, 2004, and 7.9% and 8.8% for the three and nine months ended September 30, 2005 of the revenues from continuing operations for each respective period.

As of September 30, 2005, the Company’s identifiable assets per segment were as follows (in thousands):

ArcaEx Equities	$469,316
ArcaEx Options	74,142
Eliminations	(11,919)
Identifiable assets of continuing operations	531,539
Assets of discontinued operations	20,227
Identifiable assets	$551,766

10. COMMITMENTS AND CONTINGENCIES

In the normal course of conducting its business, the Company has been involved in various legal proceedings. In the opinion of management, after consultation with legal counsel, the ultimate outcome of pending litigation matters, including the three matters below, will not have a material adverse effect on the financial condition or results of operations of the Company.

In January 2004, PCX was named as defendant in the case entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al., filed in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, including four other options exchanges and a number of securities brokers/dealers, engaged in certain actions in violation of the Sherman and Clayton Acts. The complaint also alleges breach of contract and fiduciary duty, violations of the antifraud provisions of the federal securities laws, and common law fraud and fraud under Illinois state law by the defendants. The complaint seeks an injunction and the award of damages including punitive damages and treble damages under the relevant provisions of the federal antitrust laws. PCX filed a motion to dismiss on June 14, 2004, which the court granted on March 20, 2005. Discovery had been stayed pending decision on the motion to dismiss. On April 13, 2005, plaintiffs moved the court for reconsideration of the order granting defendants’ summary judgment, which PCX opposed. On May 9, 2005, the judge granted defendants’ motion in part, allowing defendants until May 29, 2005 to re-plead the securities fraud claims. The plaintiffs have re-pleaded the securities laws claims, and the Company will defend against this matter.

On January 28, 2005, PCX was named as defendant in the case entitled Bryan Rule v. Chicago Board Options Exchange, Inc. et al., filed in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, including three other options exchanges and a number of securities brokers/dealers, engaged in certain actions in violation of the Sherman and Clayton Acts. The complaint also alleges breach of contract and fiduciary duty, violations of the antifraud provisions of the federal securities laws, common law fraud and fraud under Illinois state law by the defendants, and tortuous interference with plaintiff’s businesses. The complaint seeks an injunction and the award of damages including punitive damages and treble damages under the relevant provisions of the federal antitrust laws. The Company intends to defend against this matter.

On September 30, 2005, PCX was named as defendant in the case entitled Brad Martin et al. v. Chicago Board Options Exchange, Inc. et al., filed in the United States District Court for the Northern District of Illinois. The complaint alleges facts, causes of action and seeks relief substantially similar to that asserted in the Last Atlantis Capital LLC and Brian Rule matters.

On October 28, 2005, pursuant to a previously filed motion, the defendants in this matter, including PCX, appeared before federal district court Judge Bucklo in the Northern District of Illinois, requesting that their obligation to answer or otherwise plead to the pending complaints be postponed until the cases are reassigned and consolidated. In response, the Court directed the plaintiffs in the Last Atlantis Capital LLC, Brian Rule and Brad Martin matters (collectively, “Plaintiffs”), to file a consolidated complaint within ten days.  Also, on October 28, the Plaintiffs filed a motion to reassign the pending cases to Judge Bucklo, based upon relatedness.

On November 7, 2005, the Plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of Illinois. Except for claims relating to violation of the Sherman and Clayton Acts, the complaint alleges facts, causes of action and seeks relief substantially similar to that asserted in the in the Last Atlantis Capital LLC,  Brian Rule and Brad Martin matters. On November 10, 2005, the Court filed an order allowing the cases to be re-assigned to Judge Bucklo.  The defendants, including PCX, have thirty days to answer or otherwise plead to the consolidated complaint.  The Company intends to continue to defend against this matter.

The Company leases office space under non-cancelable operating leases and certain computer equipment under capital leases. As of September 30, 2005, the future minimum commitments under these non-cancelable leases, including those leases assumed as part of the PCXH acquisition, were as follows (in thousands):

Year ending December 31,

2005 (for the period from October 1 to December 31)	$2,235
2006	9,353
2007	8,092
2008	7,016
2009	4,967
Thereafter	14,135
Net minimum lease payments	$45,798

11.  NET CAPITAL REQUIREMENTS

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

As of September 30, 2005, these subsidiaries were in compliance with their respective net capital requirements and their net capital, net capital in excess of required net capital, and ratio of aggregate indebtedness to net capital were as follows (in thousands, except ratios):

Net capital:
Wave	$4,642
ARCAS	12,418
ATSI	4,776

Net capital in excess of required net capital:
Wave	$3,746
ARCAS	12,168
ATSI	4,636

Ratio of aggregate indebtedness to net capital:
Wave	2.89 to 1
ARCAS	N/A
ATSI	.44 to 1

Advances to affiliates, dividend payments and other equity withdrawals are subject to certain notification and other provisions of the net capital rule of the SEC and other regulatory bodies.

The Company’s international broker-dealer subsidiaries are subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 30, 2005, these subsidiaries had met their local capital adequacy requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the condensed consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Executive Overview

We operate ArcaEx, the first open, all-electronic stock market in the United States for trading in NYSE-, Nasdaq-, AMEX- and PCX-listed equity securities, exchange-traded funds and other exchange-listed securities. During the nine months ended September 30, 2004 and 2005, our customers executed 304.4 million and 355.1 million transactions in U.S. equity securities through ArcaEx, respectively, representing 104.1 billion and 106.0 billion shares. Our trading platforms and services have been designed to enhance the speed and quality of trade execution for our customers. Our trading platforms provide our customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of our trading systems, together with our trading rules, have allowed us to create a pool of liquidity that is available to our customers internally on ArcaEx and externally through other market centers.

Through our wholly owned subsidiary PCX, we operate a marketplace for trading options on exchange-listed securities and securities listed on Nasdaq. The underlying securities are listed and trade on PCX, ArcaEx, the NYSE, American Stock Exchange and Nasdaq. We provide options trading facilities, technology and systems as well as regulatory, surveillance and compliance services and list options on stocks that meet certain minimum criteria. Our options business trades approximately 500,000 contracts each day on more than 1,700 stocks. Our options business uses a technology platform and market structure that is designed to enhance the speed and quality of trade execution for our customers and to attract additional sources of liquidity by allowing market makers to have access to our markets remotely and by integrating floor-based participants and remote market makers.

We also operate The ArcaEdge®, a broker-dealer sponsored trading platform designed to bring the benefits of ArcaEx—fast electronic execution, transparency and open market access—to the trading of small-cap equity securities.

We earn revenues and generate cash from transaction fees collected in connection with trade execution (whether matched internally or routed out) on ArcaEx and PCX. In addition, we receive market data fees, based on the level of trading activity on ArcaEx and PCX, for providing data to centralized aggregators that in turn sell the data to third-party consumers. We also collect listing fees from companies and index providers that list on PCX as a trading venue for their equity securities, exchange-traded funds and other structured products.

Through our wholly-owned subsidiary, Wave, we offer and derive revenues from fees collected in connection with agency brokerage services for institutional customers seeking to access ArcaEx and other U.S. market centers electronically. On September 22, 2005, the SEC entered an order under which we undertook to divest Wave Securities by December 31, 2005. The results of operations and financial position of Wave are presented as discontinued operations in our consolidated financial statements. All historical periods presented have been restated to reflect such presentation.

Our equity transaction business is dependent on the liquidity (i.e., the number and range of buy orders and sell orders posted on our system and available to our customers) of ArcaEx. As a result, our most significant cost of generating revenues is the cost of liquidity, which we pay for in one of two ways. First, to enhance the liquidity of our system, we pay a small fee per share (denominated in tenths of a cent per share) to participants, referred to as “liquidity providers,” that post buy orders and sell orders on the Archipelago system, when the quote is executed against, or “hit,” by liquidity takers purchasing or selling securities internally on our system. Second, as part of our best execution business model, we incur routing charges when the Archipelago system does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on our system. In that case, we will route the customer’s order to the external market center that displays the best buy order or sell order. The external market center will charge us a fee per share (denominated in tenths of a cent per share) for routing to its system.

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

We also incur clearance, brokerage and related transaction expenses, which primarily include transaction expenses paid to clearing entities for clearing and settlement, service fees paid per trade to exchanges for trade execution. As a registered national securities exchange, we do not incur clearing charges for internally matched trades executed on ArcaEx by our customers. As a result, our clearing costs are lower for trades executed internally on ArcaEx. If we route a trade to an external market center, we bear clearing and settlement costs.

In addition to our direct cost of revenues, we incur the following indirect expenses:

• employee compensation and benefits expenses, which include salaries, incentive compensation and related employee benefits and taxes as well as amortization of stock-based compensation arrangements;

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

In connection with our contemplated merger with NYSE, we incurred substantial merger expenses consisting primarily of legal, accounting and other advisory fees. As of September 30, 2005, we had incurred aggregate merger costs of approximately $11.4 million.

For financial reporting purposes, our business was divided into two reportable segments: Transaction Execution Services and Agency Brokerage Services. Our Transaction Execution Services business includes trade execution on the Archipelago system as well as fees we receive for market data and from issuers with equity securities listed on PCX for trading on ArcaEx. Our trade execution customers are required to hold an ETP or be a broker-dealer introduced to ArcaEx by an ETP holder in order to trade on ArcaEx. An ETP holder must be a broker-dealer. Our Agency Brokerage Services are provided through Wave, our broker-dealer subsidiary, and consist of order execution services, on an agency basis, for orders received exclusively from institutions involving primarily Nasdaq and exchange-listed securities.  Because our Agency Brokerage Services are presented as discontinued, the Company is no longer required to disclose the information required by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Following the PCXH acquisition, our business is divided into two reportable segments: ArcaEx Equities and ArcaEx Options. The ArcaEx Equities business includes the reportable segment formerly named Transaction Execution Services. The ArcaEx Options business consists primarily of transaction execution services, market data services on a real-time or summary basis and a trading venue for issuers of options contracts. The customers of ArcaEx Options are required to hold an Option Trading Permit.

Business Development

Acquisition of PCX Holdings, Inc. and its subsidiaries

On September 26, 2005, we completed the acquisition of PCXH and all of its subsidiaries for a total purchase price of approximately $93.9 million consisting of a $90.9 million cash payment to PCXH shareholders and certain employees of PCXH and its subsidiaries, and direct costs of acquisition of $3.0 million. The $90.9 million cash payment represented the total dollar value of 1,645,415 shares of Archipelago common stock held by PCX at the time of the closing, or $66.3 million, plus $24.6 million.

Even though we completed the acquisition of PCXH on September 26, 2005, for financial reporting purposes management deemed the assets and liabilities of PCXH as of September 30, 2005 to be the basis for allocation of the purchase price. The results of operations of PCXH for the four-day period ended September 30, 2005 were not material. The results of operations of PCXH have been included in our results of operations since October 1, 2005.

After the completion of our acquisition of PCXH, our continued ownership of certain of our subsidiaries that are registered broker-dealers and ETP Holders of PCX would have caused them to exceed the ownership and voting limitations contained in the PCXH certificate of incorporation, absent specific approvals from the SEC. Consequently, in addition to the Wave divesture, in connection with approving our ownership of PCXH, the SEC imposed a series of other limitations on the conduct of Archipelago’s business following the completion of its acquisition of PCXH. These limitations are described below:

•   Outbound Router Function. Archipelago Securities, a wholly owned subsidiary of Archipelago, is a registered broker-dealer, a member of the NASD, and an ETP Holder of PCX. Archipelago Securities currently provides an optional routing service for ArcaEx to route orders to other market centers from ArcaEx (we refer to this service as the “Outbound Router function”). The SEC approved Archipelago Securities to be a facility of PCX, subject to certain conditions, including that Archipelago Securities will not engage in any business other than its Outbound Router function (including, in that function, the self-clearing functions that it currently performs for trades with respect to orders routed to other market centers).

•   Inbound Router Function. Archipelago Trading Services, Inc., a wholly owned subsidiary of Archipelago, is also a registered broker-dealer, a member of the NASD, and an ETP Holder of PCX Equities. Archipelago Trading acts as an introducing broker for non-ETP Holder broker-dealer customers for securities traded on ArcaEx (we refer to this service as the “Inbound Router function”). In addition, Archipelago Securities provides clearing functions for trades executed by the Inbound Router function. The SEC has granted temporary approval until the earlier of March 31, 2006 and the closing date of the proposed merger of the NYSE and Archipelago for Archipelago to continue to own and operate the Inbound Router function of Archipelago Trading and the related clearing function of Archipelago Securities, provided that the revenues derived by Archipelago from the Inbound Router function of Archipelago Trading do not exceed 7% of the consolidated revenues of Archipelago (determined on a quarterly basis), the Inbound Router function of Archipelago Trading does not accept any new clients following the closing of the PCXH acquisition, and Archipelago continues to maintain and comply with its current information barriers between the Inbound Router function of Archipelago Trading, on the one hand, and PCX, PCX Equities and other subsidiaries of Archipelago that are facilities of PCX or PCX Equities, on the other hand.

•   Terra Nova. The SEC has also granted a temporary exception until December 31, 2005 for Gerald D. Putnam, chairman of the board of directors and chief executive officer of Archipelago, to continue to beneficially own, through TAL Financial Services, LLC (“TFS”), in excess of 5% of Terra Nova Trading, L.L.C. (“TNT”), a registered broker-dealer, a member of the NASD, and an ETP Holder of PCX Equities, and to serve on the management committee of TFS, the owner of TNT.

•   Alternative Trading System. In addition to its Inbound Router function, Archipelago Trading operates an alternative trading system for trading in over-the-counter bulletin board securities that are not traded on any securities exchange (the “ATS OTC function”). The SEC has permitted Archipelago to continue to own and operate the ATS OTC function of Archipelago Trading for a period of 60 days following the closing of the PCXH acquisition. Archipelago intends to apply for permanent approval of the ATS OTC function prior to the expiration of this temporary pilot approval.

•   DOT. Archipelago Securities also engages in the business of providing broker-dealer clients with direct connectivity to the NYSE, through the NYSE’s Designated Order Turnaround system (the “DOT function”). The SEC has permitted Archipelago to continue to own and operate the DOT function of Archipelago Securities until the earlier of a period of 60 days following the closing of the PCXH acquisition and the closing of the proposed mergers of Archipelago and the NYSE. Archipelago intends to apply for permanent approval of the DOT function of Archipelago Securities prior to the expiration of this temporary pilot approval.

Merger with New York Stock Exchange, Inc. (“NYSE”)

On April 20, 2005, we entered into a definitive merger agreement with NYSE (which was amended and restated on July 21, 2005 and amended on October 20, 2005 and November 2, 2005) under which, each of Archipelago and NYSE will operate as a wholly-owned subsidiary under a newly-created, for-profit and publicly-traded holding company, which the parties expect to be named the NYSE Group, Inc. Under the terms of the merger agreement, as amended, we will be the surviving entity of a merger with a newly created for-profit Delaware corporation and wholly-owned subsidiary of NYSE Group. In this transaction, each share of the issued and outstanding shares of our common stock will convert automatically into the right to receive one share of NYSE Group common stock, with the aggregate amount of such shares of NYSE Group common stock equaling 30% of the issued and outstanding shares of common stock of NYSE Group at the closing. See Note 2, Merger with New York Stock Exchange, Inc.

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

On November 3, 2005, Archipelago and the NYSE issued a joint press release announcing that the special meetings of their respective stockholders and members have been set for December 6, 2005.

Bond Trading Platform

On October 21, 2005, Archipelago announced that the Company intends to file a proposal with the SEC to launch a corporate bond trading platform. This proposed bond trading platform would allow users of ArcaEx to trade certain bonds listed on, or issued by companies listed by markets and exchanges in the United States, through unlisted trading privileges. This proposed bond trading platform will initially focus on US exchange-listed corporate bonds.  Pending regulatory approvals, Archipelago expects to introduce its bond trading platform by the end of the fiscal year ending December 31, 2005.

ArcaEx Tech 100 Index and ETF

On November 2, 2005, Archipelago announced that, in conjunction with Ziegler Capital Management LLC, the Company filed documents with the SEC to create a new technology exchange traded fund named the ArcaEx Tech 100 (“Arca ETF”) which is expected to launch in early 2006 under the ticker AXT, and will be listed exclusively on PCX for trading on ArcaEx. The Arca ETF will be benchmarked to the ArcaEx Tech 100(SM) Index, formerly the PSE Tech 100 Index, which is owned an operated by Archipelago’s wholly owned subsidiary PCX.  The ArcaEx Tech 100 Index has been in existence since 1982, and is comprised of 100 listed and over-the-counter securities including computer hardware, software, semiconductors, telecommunications, data storage and processing, electronics and biotechnology.

Other Industry Developments

On August 25, 2005, the Boston Stock Exchange announced its intention to launch a new stock trading network called the Boston Equities Exchange, or BeX, in connection with a joint venture entered into with Fidelity Brokerage Co., Lehman Brothers Holdings Inc., Credit Suisse First Boston and Citigroup Inc.

In June and August 2005, the Philadelphia Stock Exchange announced that it had entered into strategic alliances with Merrill Lynch, Citadel Derivatives Group LLC, Citigroup, Credit Suisse First Boston, Morgan Stanley and UBS. According to the Philadelphia Stock Exchange, these investments will advance its goal of growing its business and technology.

In August 2005, Nasdaq announced its intention to allow customers to route options orders to major options exchanges by the first quarter of 2006.

The International Securities Exchange, Inc. (“ISE”), a U.S. equity options exchange, recently announced that it will explore becoming a participant in the CTA Plan and the OTC/UTP Plan, which would allow ISE to enter into the equities trading market and to trade exchange-listed and Nasdaq-listed securities.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Trading Days	64	64	189	188

Total U.S. market volume (millions of shares)(1)	252,130	221,085	773,602	730,466
Our total U.S. market volume (millions of shares)(1)	34,589	32,793	106,040	104,138

Our share of total U.S. market volume(1)(2)	13.7%	14.8%	13.7%	14.3%
% of handled shares matched internally(3)	11.0%	11.5%	11.0%	10.9%
% of handled shares routed out(3)	2.7%	3.3%	2.7%	3.4%

Total volume of Nasdaq-listed securities (millions of shares)	105,797	99,937	341,990	334,541
Our total volume of Nasdaq-listed securities (millions of shares)	24,288	26,460	79,416	86,326

Our share of total volume of Nasdaq-listed securities(2)	23.0%	26.5%	23.2%	25.8%
% of handled shares matched internally(3)	18.4%	20.2%	18.5%	19.5%
% of handled shares routed out(3)	4.6%	6.3%	4.7%	6.3%

Total volume of NYSE-listed securities (millions of shares)	128,241	104,025	381,179	339,646
Our volume in NYSE-listed securities (millions of shares)	4,721	1,843	12,087	5,547

Our share of total volume of NYSE-listed securities(2)	3.7%	1.8%	3.2%	1.6%
% of handled shares matched internally(3)	2.8%	1.2%	2.4%	1.0%
% of handled shares routed out(3)	0.9%	0.6%	0.8%	0.6%

Total volume of AMEX-listed securities (millions of shares)	18,092	17,124	50,432	56,279
Our volume in AMEX-listed securities (millions of shares)	5,580	4,490	14,536	12,265

Our share of total volume on AMEX-listed secutities(2)	30.8%	26.2%	28.8%	21.8%
% of handled shares matched internally(3)	26.3%	22.7%	24.8%	18.5%
% of handled shares routed out(3)	4.5%	3.5%	4.0%	3.3%

Our ETF volume (millions of shares)	6,376	4,190	17,533	11,019

Our U.S. equity transaction volume (thousands of transactions)	119,782	103,543	355,116	304,374

Our average U.S. equity transaction size (shares per transaction)	289	317	299	342
Our average U.S. equity transactions per day (thousands of transactions)	1,872	1,618	1,879	1,619

Our average transaction-related revenue (per share)(4)	$0.0029	$0.0031	$0.0029	$0.0031
Our average transaction-related cost of revenue (per share)(5)	$0.0019	$0.0021	$0.0019	$0.0021
Our average transaction-related gross margin (per share)(6)	$0.0010	$0.0010	$0.0010	$0.0010

% of customer order volume matched internally(7)	88.8%	87.1%	88.7%	86.3%
% of customer order volume routed out(7)	11.2%	12.9%	11.3%	13.7%

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

(4) The per share amount is calculated based on our total revenues derived from transaction fees of $101.6 million and $98.9 million for the three months ended September 30, 2004 and 2005, respectively, and $324.5 million and $310.3 million for the nine months ended September 30, 2004 and 2005, respectively.

(5) The per share amount is calculated based on our cost of revenues derived from transaction fees, which consist of routing charges and liquidity payments of $68.1 million and $65.1 million for the three months ended September 30, 2004 and 2005, respectively, and $218.9 million and $203.9 million for the nine months ended September 30, 2004 and 2005, respectively, and our total U.S. market volume for the relevant period. The cost of revenue from transaction fees used in the per share computation does not include clearance, brokerage and other transaction expenses.

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

Results of Operations

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

			Amount	Percentage
	Three months		Change	Change
	ended September 30,		Favorable	Favorable	Percentage of Revenues
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
	(In millions)
Revenues
Transaction fees	$98.9	$101.6	$(2.7)	(2.7)%	86.7%	87.6%
Market data fees	15.1	14.3	0.8	5.6%	13.2%	12.3%
Listing fees	0.1	0.1	—	—%	0.1%	0.1%
Total revenues	114.1	116.0	(1.9)	(1.6)%	100.0%	100.0%

Cost of revenues
Liquidity payments	49.4	48.1	(1.3)	(2.7)%	43.3%	41.5%
Routing charges	15.7	20.0	4.3	21.5%	13.8%	17.2%
Clearance, brokerage and other transaction expenses	1.4	3.2	1.8	56.3%	1.2%	2.8%
Total cost of revenues	66.5	71.3	4.8	6.7%	58.3%	61.5%

Gross margin	47.6	44.7	2.9	6.5%	41.7%	38.5%

Indirect expenses
Employee compensation and benefits	12.1	9.5	(2.6)	(27.4)%	10.6%	8.2%
Depreciation and amortization	5.3	4.1	(1.2)	(29.3)%	4.6%	3.5%
Communications	4.8	4.2	(0.6)	(14.3)%	4.2%	3.6%
Marketing and promotion	4.7	7.8	3.1	39.7%	4.1%	6.7%
Legal and professional	3.1	2.6	(0.5)	(19.2)%	2.7%	2.2%
NYSE merger costs	3.0	—	(3.0)	(100.0)%	2.6%	—%
Occupancy	1.5	1.1	(0.4)	(36.4)%	1.3%	0.9%
General and administrative	3.4	2.9	(0.5)	(17.2)%	3.0%	2.5%
Total indirect expenses	37.9	32.2	(5.7)	(17.7)%	33.1%	27.6%

Operating income	9.7	12.5	(2.8)	(22.4)%	8.6%	10.9%
Interest and other, net	1.4	0.7	0.7	100.0%	1.2%	0.6%
Income from continuing operations before income tax provision	11.1	13.2	(2.1)	(15.9)%	9.8%	11.5%
Income tax provision (benefit)	4.5	(1.9)	(6.4)	336.8%	3.9%	(1.6)%
Income from continuing operations	6.6	15.1	(8.5)	(56.3)%	5.9%	13.1%
Income from discontinued operations	1.2	2.0	(0.8)	(40.0)%	1.1%	1.7%
Net income	7.8	17.1	(9.3)	(54.4)%	7.0%	14.8%
Deemed dividend on convertible preferred shares	—	(9.6)	9.6	100.0%	—%	(8.3)%
Net income attributable to common stockholders	$7.8	$7.5	$0.3	4.0%	7.0%	6.5%

Highlights

Even though our total revenues decreased $1.9 million from $116.0 million for the three months ended September 30, 2004 to $114.1 million for the three months ended September 30, 2005, our gross margin for the three months ended September 30, 2005 increased $2.9 million to $47.6 million compared to $44.7 million for the three months ended September 30, 2004.  As a percentage of total revenues, our gross margin percentage increased to 41.7% from 38.5% for the respective periods.  Despite this increase in our gross margin, our income from continuing operations before income tax provision declined $2.1 million from $13.2 million for the three months ended September 30, 2004 to $11.1 million for the three months ended September 30, 2005.  Our results of operations for the period primarily reflect the following principal factors:

More liquidity posted on ArcaEx.  For the three months ended September 30, 2005, the percentage of customer orders matched internally increased to 88.8% as the percentage of orders routed to other market centers for execution declined to 11.2%.  This compares to an internal match rate of 87.1% and 12.9% of customer orders routed out to other market centers for execution for the same period a year ago, resulting in a change in the amount and mix of our cost of revenues:

•                  Liquidity payments increased to $49.4 million, or 43.3% of total revenues, for the three months ended September 30, 2005 from $48.1 million, or 41.5% of total revenues, for the three months ended September 30, 2004.

•                  Routing charges declined to $15.7 million, or 13.8% of total revenues, from $20.0 million, or 17.2% of total revenues.

•                  Clearance, brokerage and other transaction expenses declined to $1.4 million, or 1.2% of total revenues, from $3.2 million, or 2.8% of total revenues.

Higher indirect expenses.  Total indirect expenses increased $5.7 million, or 17.7%, to $37.9 million for the three months ended September 30, 2005 compared to $32.2 million for the same period a year ago.  For the three months ended September 30, 2005, we incurred expenses in the amount of $3.0 million pertaining to our announced merger with the New York Stock Exchange, consisting primarily of banking, legal, and other advisory fees.  We did not incur such expenses in the 2004 period.

Revenues

Our total revenues declined $1.9 million, or 1.6%, to $114.1 million for the three months ended September 30, 2005 compared to $116.0 million for the three months ended September 30, 2004.  The decrease was the result of a decline in transaction fees that was partially offset by increased market data fees.  For the three months ended September 30, 2005, transaction fees comprised 86.7% of our total revenues, market data fees comprised 13.2%, and listing fees comprised 0.1%, compared to 87.6%, 12.3%, and 0.1%, respectively, for the three months ended September 30, 2004.

Transaction fees declined $2.7 million, or 2.7%, to $98.9 million for the three months ended September 30, 2005 compared to $101.6 million for the same period a year ago.  We experienced a decline in transaction fee revenue despite the fact that the total share volume handled on ArcaEx increased 5.5% to 34.6 billion shares compared to 32.8 billion shares.  This primarily resulted from changes in our internal match rate and changes in the relative amounts of NYSE-listed, AMEX-listed, and Nasdaq-listed securities we handled on ArcaEx.

The percentage of customer orders matched internally increased to 88.8% for the three months ended September 30, 2005 compared to an internal match rate of 87.1% for the three months ended September 30, 2004.  Our transaction fee pricing is structured such that routed shares generate greater gross revenue per share than those matched internally.  As the number of shares routed out to other market centers declines relative to the overall share volume, our transaction revenue growth trails volume growth.  Our transaction fee pricing is also structured such that trades handled by ArcaEx in NYSE-listed securities are charged lower fees than trades consisting of Nasdaq-listed and AMEX-listed securities.  Our trade mix has changed to include more shares of NYSE-listed securities relative to our overall share volume handled.  For the three ended September 30, 2005, NYSE-listed securities comprised 13.6% of our total share volume handled compared to 5.6% for the three months ended September 30, 2004.

Market data fees increased $0.8 million, or 5.6%, to $15.1 million for the three months ended September 30, 2005 compared to $14.3 million for the three months ended September 30, 2004. This increase was consistent with the 5.5% growth of our total share volume handled.  Market data fees derived from trading Nasdaq-listed securities were unchanged at $7.7 million.  Market data fees derived from trading Amex-listed securities declined to $6.0 million compared to $6.1 million.  Market data fees derived from trading NYSE-listed securities increased to $1.4 million compared to $0.5 million.

For the three months ended September 30, 2005, revenues from listing fees were $0.1 million, unchanged from the listing fee revenues we generated during the comparative period a year ago.

Cost of Revenues

Our total cost of revenues declined $4.8 million, or 6.7%, to $66.5 million for the three months ended September 30, 2005 compared to $71.3 million for the three months ended September 30, 2004.  As a percentage of total revenues, our direct costs declined to 58.3% from 61.5% for the respective periods.

Liquidity payments increased $1.3 million, or 2.7%, to $49.4 million for the three months ended September 30, 2005 compared to $48.1 million for the comparable period a year earlier.  This increase is attributable to (i) a 5.5% increase in our total trading volume, (ii) an increase of our internal match rate to 88.8% (with 11.2% routed out to other market centers for execution) compared to 87.1% (with 12.9% routed out to other market centers for execution), which was partially offset by (iii) a larger proportion of shares of NYSE-listed securities compared to our overall share volume traded. Based on our current pricing structure, we generally do not make liquidity payments for trades in NYSE-listed securities.

Routing charges declined to $15.7 million for the three months ended September 30, 2005 compared to $20.0 million for the comparable period in 2004, a $4.3 million or 21.5% decrease.  This decline is primarily attributable to our increased internal match rate and the resulting reduction in routed volume as well as lower routing costs per share as a result of certain cost management initiatives and changes in trade behavior and product mix.  Although we experienced an increase of 5.5% in our total share volume handled, shares routed out to other market centers declined 8.1% to 6.8 billion shares for the three months ended September 30, 2005 compared to 7.4 billion shares for the three months ended September 30, 2004.

Clearance, brokerage and other transaction expenses declined $1.8 million, or 56.3%, to $1.4 million for the three months ended September 30, 2005 compared to $3.2 million for the three months ended September 30, 2004.  Clearance, brokerage and other transaction expenses declined primarily due to the decrease in the number of trades subject to clearing costs due to the lower percentage of orders routed out to other market centers and the reduction of our clearing costs following the self-clearing of our introducing broker and routing broker businesses.

Gross Margin

Gross margin increased $2.9 million, or 6.5%, to $47.6 million for the three months ended September 30, 2005 compared to $44.7 million for the three months ended September 30, 2004.  As a percentage of total revenues, our gross margin increased to 41.7% compared to 38.5% for the respective periods.  Despite declining transaction fee revenues, our gross margin improved mainly as a result of the higher internal match rate of customer orders and the greater contribution of market data fees to our total revenues.

Indirect Expenses

Total indirect expenses increased $5.7 million, or 17.7%, to $37.9 million for the three months ended September 30, 2005 compared to $32.2 million for the three months ended September 30, 2004.  The increase was chiefly associated with the following:

•                  $3.0 million of direct costs incurred during the three months ended September 30, 2005 in relation to our announced merger with NYSE, consisting primarily of banking, legal, and other advisory fees; and

•                  a $2.6 million increase in employee compensation and benefits as a result of increased staffing and the employee stock-based compensation expense recognized in relation to restricted stock units granted in the 2005 period. In 2004, long-term incentive compensation consisted of stock options granted at the then estimated fair value of our stock for which no compensation expense was recognized due to the absence of intrinsic value.

Interest and Other

Interest and other income increased $0.7 million to $1.4 million for the three months ended September 30, 2005 compared to $0.7 million for the three months ended September 30, 2004.  The increase was primarily due to increased average cash balances and higher interest rates on those balances.

Income Tax Provision

For the three months ended September 30, 2005, we provided for income taxes at a 41.0% combined federal, state and local tax rate. Since we were not a taxpayer prior to our initial public offering on August 12, 2004 and due to a one-time deferred tax benefit recorded on August 11, 2004, the date of our conversion from a limited liability company to a “C” Corporation, our income tax provision on income from continuing operations for the three months ended September 30, 2004 was a $1.9 million benefit.

Deemed Dividend on Convertible Preferred Shares

Upon the conversion of redeemable preferred shares into common shares as part of our August 2004 initial public offering, we issued approximately 717,000 additional shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares is a deemed dividend on convertible preferred shares, which was reported after net income to reach net income attributable to common stockholders.

Net Income Attributable to Common Stockholders

As a result of the foregoing and including income from discontinued operations of $1.2 million and $2.0 million for the respective periods, we reported net income attributable to common stockholders in the amount of $7.8 million for the three months ended September 30, 2005, or $0.16 per share on a diluted basis, compared to net income attributable to common stockholders in the amount of $7.5 million, or $0.17 per share on a diluted basis, for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

The following table sets forth our consolidated statements of operations data for the periods presented:

			Amount	Percentage
	Nine months		Change	Change
	ended September 30,		Favorable	Favorable	Percentage of Revenues
	2005	2004	(Unfavorable)	(Unfavorable)	2005	2004
	(In millions)
Revenues
Transaction fees	$310.3	$324.5	$(14.2)	(4.4)%	87.1%	89.4%
Market data fees	45.7	38.3	7.4	19.3%	12.8%	10.5%
Listing fees	0.4	0.3	0.1	33.3%	0.1%	0.1%
Total revenues	356.4	363.1	(6.7)	(1.8)%	100.0%	100.0%

Cost of revenues
Liquidity payments	152.9	151.2	(1.7)	(1.1)%	42.9%	41.6%
Routing charges	51.0	67.7	16.7	24.7%	14.3%	18.6%
Clearance, brokerage and other transaction expenses	4.3	11.8	7.5	63.6%	1.2%	3.2%
Total cost of revenues	208.2	230.7	22.5	9.8%	58.4%	63.4%

Gross margin	148.2	132.4	15.8	11.9%	41.6%	36.6%

Indirect expenses
Employee compensation and benefits	35.7	28.6	(7.1)	(24.8)%	10.0%	7.9%
Depreciation and amortization	14.9	18.3	3.4	18.6%	4.2%	5.0%
Communications	14.3	11.7	(2.6)	(22.2)%	4.0%	3.2%
Marketing and promotion	17.9	12.2	(5.7)	(46.7)%	5.0%	3.4%
Legal and professional	8.5	8.3	(0.2)	(2.4)%	2.4%	2.3%
NYSE merger costs	11.4	—	(11.4)	(100.0)%	3.2%	—%
Occupancy	4.1	2.9	(1.2)	(41.4)%	1.2%	0.8%
General and administrative	9.6	6.8	(2.8)	(41.2)%	2.7%	1.9%
Total indirect expenses	116.4	88.8	(27.6)	(31.1)%	32.7%	24.5%

Operating income	31.8	43.6	(11.8)	(27.1)%	8.9%	12.1%
Interest and other, net	3.3	0.9	2.4	266.7%	0.9%	0.2%
Income from continuing operations before income tax provision	35.1	44.5	(9.4)	(21.1)%	9.8%	12.3%
Income tax provision (benefit)	14.2	(1.9)	(16.1)	847.4%	4.0%	(0.5)%
Income from continuing operations	20.9	46.4	(25.5)	(55.0)%	5.8%	12.8%
Income from discontinued operations	3.0	10.0	(7.0)	(70.0)%	0.8%	2.8%
Net income	23.9	56.4	(32.5)	(57.6)%	6.6%	15.6%
Deemed dividend on convertible preferred shares	—	(9.6)	9.6	100.0%	—%	(2.6)%
Net income attributable to common stockholders	$23.9	$46.8	$(22.9)	(48.9)%	6.6%	13.0%

Highlights

Even though our total revenues decreased $6.7 million from $363.1 million for the nine months ended September 30, 2004 to $356.4 million for the nine months ended September 30, 2005, our gross margin for the nine months ended September 30, 2005 increased $15.8 million to $148.2 million compared to $132.4 million for the nine months ended September 30, 2004.  As a percentage of total revenues, our gross margin percentage increased to 41.6% from 36.6% for the respective periods.  Despite this increase in our gross margin, our income from continuing operations before income tax provision declined $9.4 million from $44.5 million for the nine months ended September 30, 2004 to $35.1 million for the nine months ended September 30, 2005.  Our results of operations for the period primarily reflect the following principal factors:

More liquidity posted on ArcaEx.  For the nine months ended September 30, 2005, the percentage of customer orders matched internally increased to 88.7% as the percentage of shares routed to other market centers for execution declined to 11.3%.  This compares to an internal match rate of 86.3% and 13.7% of customer orders routed out to other market centers for execution for the same period a year ago, resulting in a change in the amount and mix of our cost of revenues:

•                  Liquidity payments increased to $152.9 million, or 42.9% of total revenues, for the nine months ended September 30, 2005 from $151.2 million, or 41.6% of total revenues for the nine months ended September 30, 2004.

•                  Routing charges declined to $51.0 million, or 14.3% of total revenues, from $67.7 million, or 18.6% of total revenues.

•                  Clearance, brokerage and other transaction expenses declined to $4.3 million, or 1.2% of total revenues, from $11.8 million, or 3.2% of total revenues.

Higher indirect expenses.  Total indirect expenses increased $27.6 million, or 31.1%, to $116.4 million for the nine months ended September 30, 2005 from $88.8 million for the comparative period a year earlier.  For the nine months ended September 30, 2005, we incurred expenses in the amount of $11.4 million pertaining to our announced merger with the New York Stock Exchange, consisting primarily of banking, legal, and other advisory fees.  We did not incur such expenses in the 2004 period. Also, for the nine months ended September 30, 2005, employee compensation and benefits increased $7.1 million to $35.7 million compared to $28.6 million for the same period a year ago, as a result of increased staffing and the employee-stock based compensation expense recognized in relation to restricted stock units granted in the 2005 period. In addition, for the nine months ended September 30, 2005, marketing and promotion expenses increased $5.7 million to $17.9 million compared to $12.2 million for the nine months ended September 30, 2004, as a result of management’s decision to accentuate our brand recognition advertising efforts.

Revenues

Our total revenues declined $6.7 million, or 1.8%, to $356.4 million for the nine months ended September 30, 2005 compared to $363.1 million for the nine months ended September 30, 2004.  The decrease was the result of a decline in transaction fees that was partially offset by increased market data fees.  For the nine months ended September 30, 2005, transaction fees comprised 87.1% of our total revenues, market data fees comprised 12.8%, and listing fees comprised 0.1%, compared to 89.4%, 10.5%, and 0.1%, respectively, for the nine months ended September 30, 2004.

Transaction fees declined $14.2 million, or 4.4%, to $310.3 million for the nine months ended September 30, 2005 compared to $324.5 million for the same period a year ago.  We experienced a decline in transaction fee revenue despite the fact that the total share volume handled on ArcaEx increased 1.8% to 106.0 billion shares compared to 104.1 billion shares.  This primarily resulted from changes in our internal match rate and changes in the relative amounts of NYSE-listed, AMEX-listed, and Nasdaq-listed securities we handled on ArcaEx.

The percentage of customer orders matched internally increased to 88.7% for the nine months ended September 30, 2005 compared to an internal match rate of 86.3% for the nine months ended September 30, 2004.  Our transaction fee pricing is structured such that routed shares generate greater gross revenue per share than those matched internally.  As the number of shares routed out to other market centers declines relative to overall share volume, our transaction revenue growth trails volume growth.  Our transaction fee pricing is also structured such that trades handled by ArcaEx in NYSE-listed securities are charged lower fees than trades consisting of Nasdaq-listed and AMEX-listed shares.  Our trade mix has changed to include more shares of NYSE-listed securities relative to our overall share volume handled.  For the nine months ended September 30, 2005, NYSE-listed shares comprised 11.4% of our total share volume handled compared to 5.3% for the nine months ended September 30, 2004.

Market data fees increased $7.4 million, or 19.3%, to $45.7 million for the nine months ended September 30, 2005 from $38.3 million for the nine months ended September 30, 2004.  Market data fees from trading Nasdaq-listed securities increased to $24.2 million from $22.4 million.  Market data fees from trading Amex-listed securities increased to $18.3 million from $14.5 million, and market data fees derived from trading NYSE-listed securities increased to $3.2 million from $1.4 million.

For the nine months ended September 30, 2005, revenues from listing fees were $0.4 million compared to $0.3 million for the nine months ended September 30, 2004.

Cost of Revenues

Our total cost of revenues declined $22.5 million, or 9.8%, to $208.2 million for the nine months ended September 30, 2005 from $230.7 million for the nine months ended September 30, 2004.  As a percentage of total revenues, our direct costs declined to 58.4% from 63.4% for the respective periods.

Liquidity payments increased $1.7 million, or 1.1%, to $152.9 million for the nine months ended September 30, 2005 compared to $151.2 million for the same period a year ago.  This increase is attributable to (1) a 1.8% increase in our total trading volume, (ii) an increase of our internal match rate to 88.7% (with 11.3% routed out to other market centers for execution) compared to 86.3% (with 13.7% routed out to other market centers for execution), which was partially offset by (iii) a larger proportion of shares of NYSE-listed securities compared to our overall share volume traded. Based on our current pricing structure, we generally do not make liquidity payments for trades in NYSE-listed securities.

Routing charges declined to $51.0 million for the nine months ended September 30, 2005 compared to $67.7 million for the comparable period last year, a $16.7 million or 24.7% decrease.  This decline is primarily attributable to our increased internal match rate and the resulting reduction in routed volume as well as lower routing costs per share as a result of certain cost management initiatives and changes in trade behavior and product mix.  Although we experienced an increase of 1.8% in our total share volume handled, shares routed out to other market centers declined 14.9% to 21.1 billion shares for the nine months ended September 30, 2005 compared to 24.8 billion shares for the nine months ended September 30, 2004.

Clearance, brokerage and other transaction expenses decreased $7.5 million, or 63.6%, to $4.3 million for the nine months ended September 30, 2005 from $11.8 million for the nine months ended September 30, 2004.  Clearance, brokerage and other transaction expenses declined primarily due to a decrease in the number of trades subject to clearing costs due to the lower percentage of orders routed out to other market centers and the reduction of our clearing costs following the self-clearing of our introducing broker and routing broker businesses.

Gross Margin

Gross margin increased $15.8 million, or 11.9%, to $148.2 million for the nine months ended September 30, 2005 from $132.4 million for the nine months ended September 30, 2004.  As a percentage of total revenues, our gross margin increased to 41.6% compared to 36.6% for the respective periods.  Despite declining transaction fee revenues, our gross margin improved as a result of the higher internal match rate of customer orders and the greater contribution of market data fees to our total revenues.

Indirect Expenses

Total indirect expenses increased $27.6 million, or 31.1%, to $116.4 million for the nine months ended September 30, 2005 compared to $88.8 million for the nine months ended September 30, 2004.  The increase was chiefly associated with the following:

•                  $11.4 million of direct costs incurred during the nine months ended September 30, 2005 in relation to our announced merger with NYSE, consisting primarily of banking, legal, and other advisory fees;

•                  a $7.1 million increase in employee compensation and benefits as a result of increased staffing and the employee stock-based compensation expense recognized in relation to restricted stock units granted in the 2005 period. In 2004, long-term incentive compensation consisted of stock options granted at the then estimated fair value of our stock for which no compensation expense was recognized due to the absence of intrinsic value;

•                  a  $5.7 million increase in marketing and promotion expenses due primarily to increased advertising based on management’s decision to accentuate our brand recognition efforts in the 2005 period;

•                  a $2.8 million increase in general and administrative expenses primarily in relation to higher insurance premiums and additional expenses incurred as a public company; and

•                  a $2.6 million increase in communications expense that is mainly the result of our operation of a data center in New Jersey since the third quarter of 2004.

The aggregate $29.6 million effect of these increases was partially offset by a $3.4 million reduction of depreciation and amortization expenses.  In June 2003, we determined that certain software and computer equipment would be retired by March 31, 2004 and, therefore, we accelerated depreciation on these assets. During the first quarter of 2004, we recorded an additional $3.9 million in relation to such acceleration.

Interest and Other

Interest and other income increased $2.4 million to $3.3 million for the nine months ended September 30, 2005 compared to $0.9 million for the nine months ended September 30, 2004.  The increase was primarily due to increased average cash balances and higher interest rates on those balances.

Income Tax Provision

For the nine months ended September 30, 2005, we provided for income taxes at a 41.0% combined federal, state and local tax rate. Since we were not a taxpayer prior to our initial public offering on August 12, 2004 and due to a one-time deferred tax benefit recorded on August 11, 2004, the date of our conversion from a limited liability company to a “C” Corporation, our income tax provision on income from continuing operations for the nine months ended September 30, 2004 was a $1.9 million benefit.

Deemed Dividend on Convertible Preferred Shares

Upon the conversion of redeemable preferred shares into common shares as part of our August 2004 initial public offering, we issued approximately 717,000 additional shares of common stock attributable to a beneficial conversion feature included in the previously issued redeemable preferred interest. The $9.6 million intrinsic value of such shares is a deemed dividend on convertible preferred shares, which was reported after net income to reach net income attributable to common stockholders.

Net Income Attributable to Common Stockholders

As a result of the foregoing and including income from discontinued operations of $3.0 million and $10.0 million for the respective periods, we reported net income attributable to common stockholders in the amount of $24.0 million for the nine months ended September 30, 2005, or $0.50 per share on a diluted basis, compared to net income attributable to common stockholders in the amount of $46.8 million, or $1.13 per share on a diluted basis, for the nine months ended September 30, 2004.

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

On September 26, 2005, we completed the acquisition of PCXH for a total purchase price of approximately $93.9 million consisting of a $90.9 million cash payment to PCXH shareholders and certain employees of PCXH and its subsidiaries, and direct costs of acquisition of $3.0 million. The $90.9 million cash payment represented the total dollar value of 1,645,415 shares of Archipelago common stock held by PCX at the time of the closing, or $66.3 million, plus $24.6 million.

In connection with our contemplated merger with NYSE, at closing, we will be expected to have at least $120.0 million in net cash. In addition, we anticipate that we will incur substantial merger expenses consisting primarily of legal, accounting and other advisory fees. As of September 30, 2005, we had incurred aggregate merger costs of approximately $11.4 million, including $3.5 million to be paid to a stockholder upon consummation of our merger with NYSE for services performed in relation to the proposed transaction.

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

As of September 30, 2005, we had $133.5 million of cash and cash equivalents (including cash from discontinued operations of $17.2 million). For the nine months ended September 30, 2005, we provided cash of $57.4 million from the operating activities of our continuing operations, consisting of income from continuing operations of $20.9 million and the $36.5 million net effect of non-cash items and changes in our working capital. We used $110.3 million in investing activities of our continuing operations to acquire PCXH and its subsidiaries and to purchase fixed assets and develop software. In addition, our continuing operations provided cash from financing activities of $24.0 million primarily in relation to a capital contribution from the discontinued operations of Wave.

We believe that cash flows from operating activities, together with existing cash balances, should be sufficient for us to fund our current operations for at least the next twelve months. If this proves insufficient, we intend to seek additional financing in the capital markets, although we may be unsuccessful in obtaining additional financing on acceptable terms or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provided a discussion of our market risk in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004. For the three and nine months ended September 30, 2005, there was no substantive change in our market risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Archipelago and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, excluding PCXH and its subsidiaries, the design and operation of the disclosure controls and procedures of Archipelago and its subsidiaries were effective as of the end of the period covered by this report.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

On September 26, 2005, we completed the acquisition of PCXH and subsidiaries as discussed in Note 3 to our condensed consolidated financial statements. PCXH and its subsidiaries had a separate control environment that in the future will be integrated with Archipelago and its subsidiaries. As of September 30, 2005, management excluded PCXH and its subsidiaries from its assessment of the effectiveness of the design and operation of the disclosure controls and procedures of Archipelago and its subsidiaries as management did not have sufficient time to make such an assessment.  However, nothing came to the attention of management to indicate that the design and operation of the disclosure controls and procedures of PCXH and its subsidiaries were ineffective as of the end of the period covered by this report.

PART II – Other Information

Item 1. Legal Proceedings

We provided a discussion of material pending litigation matters relating to our Company and our Chairman and Chief Executive Officer in Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2004 as well as in Item 1 of Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005. For the three months ended September 30, 2005, there were no material developments with regard to our previously reported matters and no other matters were reportable during the period with the exception of the following matters relating to PCX which we acquired on September 26, 2005.

Last Atlantis Capital LLC.  In January 2004, PCX was named as defendant in the case entitled Last Atlantis Capital LLC et al. v. Chicago Board Options Exchange, Inc. et al., filed in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, including four other options exchanges and a number of securities brokers/dealers, engaged in certain actions in violation of the Sherman and Clayton Acts. The complaint also alleges breach of contract and fiduciary duty, violations of the antifraud provisions of the federal securities laws, and common law fraud and fraud under Illinois state law by the defendants. The complaint seeks an injunction and the award of damages including punitive damages and treble damages under the relevant provisions of the federal antitrust laws. PCX filed a motion to dismiss on June 14, 2004, which the court granted on March 20, 2005. Discovery had been stayed pending decision on the motion to dismiss. On April 13, 2005, plaintiffs moved the court for reconsideration of the order granting defendants’ summary judgment, which PCX opposed. On May 9, 2005, the judge granted defendants’ motion in part, allowing defendants until May 29, 2005 to re-plead the securities fraud claims. The plaintiffs have re-pleaded the securities laws claims, and the Company intends to continue to defend against this matter.

Bryan Rule. On January 28, 2005, PCX was named as defendant in the case entitled Bryan Rule v. Chicago Board Options Exchange, Inc. et al., filed in the United States District Court for the Northern District of Illinois. The complaint alleges that the defendants, including three other options exchanges and a number of securities brokers/dealers, engaged in certain actions in violation of the Sherman and Clayton Acts. The complaint also alleges breach of contract and fiduciary duty, violations of the antifraud provisions of the federal securities laws, common law fraud and fraud under Illinois state law by the defendants, and tortuous interference with plaintiff’s businesses. The complaint seeks an injunction and the award of damages including punitive damages and treble damages under the relevant provisions of the federal antitrust laws. The Company intends to continue to defend against this matter.

Brad Martin. On September 30, 2005, PCX was named as defendant in the case entitled Brad Martin et al. v. Chicago Board Options Exchange, Inc. et al., filed in the United States District Court for the Northern District of Illinois. The complaint alleges facts, causes of action and seeks relief substantially similar to that asserted in the Last Atlantis Capital LLC and Brian Rule matters.

On October 28, 2005, pursuant to a previously filed motion, the defendants in this matter, including PCX, appeared before federal district court Judge Bucklo in the Northern District of Illinois, requesting that their obligation to answer or otherwise plead to the pending complaints be postponed until the cases are reassigned and consolidated. In response, the Court directed the plaintiffs in the Last Atlantis Capital LLC, Brian Rule and Brad Martin matters (collectively, “Plaintiffs”), to file a consolidated complaint within ten days.  Also, on October 28, the Plaintiffs filed a motion to reassign the pending cases to Judge Bucklo, based upon relatedness.

On November 7, 2005, the Plaintiffs filed a consolidated complaint in the United States District Court for the Northern District of Illinois. Except for claims relating to violation of the Sherman and Clayton Acts, the complaint alleges facts, causes of action and seeks relief substantially similar to that asserted in the in the Last Atlantis Capital LLC,  Brian Rule and Brad Martin matters. On November 10, 2005, the Court filed an order allowing the cases to be re-assigned to Judge Bucklo.  The defendants, including PCX, have thirty days to answer or otherwise plead to the consolidated complaint.  The Company intends to continue to defend against this matter.

In addition to the matters described above and in our Annual Report on Form 10-K for the year ended December 31, 2004 and  Item 1 of Part II of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, from time to time Archipelago or its subsidiaries, including PCX, are involved in various legal proceedings arising in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these proceedings will have a material adverse effect on our operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sale of Equity Securities

Between July 1, 2005 and September 30, 2005, we granted: (i) 19,676 restricted stock units to certain of our officers and key employees; and (ii) 6,577 restricted stock units to our non-employee directors under our 2004 Stock Incentive Plan. These transactions were effected under Rule 701 of the Securities Exchange Act of 1933, as amended, as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

(b) Use of Proceeds

On September 26, 2005, we completed the acquisition of PCXH for a total purchase price of approximately $93.9 million consisting of a $90.9 million cash payment to PCXH shareholders and certain employees of PCXH and its subsidiaries, and direct costs of acquisition of $3.0 million. The $90.9 million cash payment represented the total dollar value of 1,645,415 shares of Archipelago common stock held by PCX at the time of the closing, or $66.3 million, plus $24.6 million. Such payment exceeded the $67.6 million net proceeds we received after the completion of our August 2004 initial public offering.

(c) Purchases of equity securities by the Issuer

The following tables summarizes purchases of equity securities by the issuer during the quarter ended September 30, 2005 which relates to our acquisition of PCXH and subsidiaries on September 26, 2005:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
September 26, 2005	1,645,415	$39.85	None	Not applicable

(1) On January 3, 2005, Archipelago, PCXH and a newly formed wholly-owned subsidiary of Archipelago (“Newco”) entered into a definitive Agreement and Plan of Merger (“Original PCX Agreement”) under which Archipelago agreed to acquire PCXH and all of its wholly owned subsidiaries including PCX and PCX Equities by way of a merger of PCXH with and into Newco which was reported on a Current Report on Form 8-K filed on January 4, 2005. On July 22, 2005, Archipelago, PCXH and Newco entered into a definitive Amended and Restated Agreement and Plan of Merger (“Amended PCX Agreement”) that amended and restated the terms and conditions of the Original PCX Agreement which was reported on a Current Report on Form 8-K filed on July 22, 2005. The acquisition was consummated on September 26, 2005 which was reported on a Current Report on Form 8-K filed September 26, 2005.  At the time of the consummation of the acquisition, PCX was the holder of 1,645,415 shares of common stock of Archipelago Holdings, Inc., $0.01 par value per share. As a result, as of September 26, 2005, Archipelago effectively repurchased these shares.

Item 5. Other Information

The audit committee of our Board of Directors approved all of the non-audit services performed by Ernst & Young LLP, our independent registered public accountants, during the period covered by this report.

Effective as of September 22, 2005, the Board of Directors of the Company amended and restated the By-laws of the Company in accordance with the SEC order granting approval of the proposed rule change and Amendment No. 1 thereto, and notice of filing and order granting accelerated approval to Amendment No. 2 to the proposed rule change, to amend the certificate of incorporation of PCXH, PCX Rules, and the By-laws of Archipelago in relation to the acquisition of PCXH by Archipelago.

Our business faces significant risks. The risks described below update the risk factors described in our 2004 Form 10-K as well as the registration statement on Form S-4 filed by NYSE Group with the SEC containing a joint proxy statement/prospectus regarding the proposed merger between Archipelago Holdings, Inc. and the New York Stock Exchange, Inc. which was originally filed on July 21, 2005 and declared effective on November 3, 2005, and should be read in conjunction with those risk factors. The risk factors described in this Form 10-Q, our 2004 Form 10-K and the NYSE Group S-4 may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially.

There are significant risks and uncertainties associated with our proposed merger with the NYSE.

On April 20, 2005, Archipelago entered into a definitive merger agreement with the NYSE, pursuant to which Archipelago and the NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, a newly-created, for-profit and publicly-traded holding company. There are significant risks and uncertainties associated with our proposed merger with the NYSE. For example, the acquisition may not be consummated, or may not be consummated during the first quarter of 2006 as currently anticipated, as a result of several factors, including but not limited to: (i) the inability to obtain regulatory approvals of the transaction, or to obtain such approvals on the proposed terms; (ii) the submission of alternative proposals; or (iii) the failure of NYSE to receive member approval for the transaction or Archipelago to receive shareholder approval for the transaction.

Furthermore, we may fail to realize the growth opportunities and the anticipated benefits to be derived from the combined businesses. There can be no assurances that our systems, policies or procedures will be implemented or integrated successfully with NYSE. There also can be no assurance that we will be able to successfully and timely integrate the operations, products, services or technology of NYSE with our Company. There also may be delays, complications and expenses relating to such implementation and integration. If we are not able to successfully combine our businesses, the anticipated benefits from the transaction may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees of the NYSE or Archipelago, or that the disruption of our business or the ongoing business of the NYSE due to the transaction could adversely affect our ability to maintain relationships with customers or compete effectively in the market. Finally, upon consummation of the acquisition, management’s present expectations of the future results of the transaction may be modified or revised.

Failure to manage our proposed merger with the NYSE could adversely affect our growth strategy and our future profitability and subject us to the risks identified above.   For more information regarding the additional risks associated with our proposed merger with the NYSE, please see the information under the section heading entitled “Risk Factors” in the NYSE Group registration statement on Form S-4.

There are significant risks and uncertainties associated with our acquisition of PCXH and its subsidiaries.

On September 26, 2005, we completed our acquisition of PCXH and all of its subsidiaries, including PCX and PCX Equities which now operate as wholly owned subsidiaries of Archipelago.  There are significant risks and uncertainties associated with this acquisition. We may fail to realize the growth opportunities and the anticipated benefits to be derived from combining the businesses of the subsidiaries of PCXH with our own. There can be no assurances that the systems, policies, procedures, operations, products, services or technology of Archipelago and the PCX entities will be implemented and integrated successfully or on a timely basis. There also may be delays, complications and expenses relating to such implementation and integration. If we are not able to successfully combine our businesses with those of the PCX entities, the anticipated benefits from the acquisition may not be realized fully or at all or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, or that the disruption of the businesses of Archipelago or the PCX entities due to the acquisition could adversely affect our ability to maintain relationships with customers or compete effectively in the market.

Failure to manage effectively the integration of PCXH and its subsidiaries could adversely affect our growth strategy and future profitability and subject us to some or all of the risks identified above. Additionally, PCX and PCX Equities serve as Archipelago’s regulator. In the event that material conflicts of interest develop between us and these entities, our operations could be adversely affected.

There are significant risks and uncertainties associated with our intended divestiture of Wave.

We are in the process of divesting our wholly owned subsidiary, Wave, in response to a rule recently adopted by PCX in connection with our acquisition of PCXH and its subsidiaries. The rule allows Archipelago to continue to own all of its ownership interest in Wave following the closing of its acquisition of PCXH, but only until December 31, 2005.

There are significant risks and uncertainties associated with our intended divestiture of Wave. For example, there can be no guarantee that we will find a potential buyer for Wave, or find a potential buyer willing to purchase Wave on favorable terms and conditions. Because the intended divestiture of Wave will be subject to the negotiation of a definitive agreement, regulatory approvals and potential unforeseen uncertainties and delays, we may be unable to sell Wave, or sell Wave on favorable terms, prior to December 31, 2005. The divestiture of Wave also could involve substantial transaction costs, including legal, accounting and other transaction fees and costs.

If we are unable to sell Wave prior to December 31, 2005, we would need to obtain the SEC’s approval to continue to own and operate Wave. There can be no assurances, however, that such approval would be timely granted. If we are unable to sell Wave and are also unable to obtain SEC’s approval to continue to own and operate Wave prior to December 31, 2005, we would be in violation of the rule adopted to approve our indirect acquisition and ownership of PCX.

The divestiture of Wave also may be complex and time-consuming, and may temporarily disrupt or distract the management and employees of Archipelago and Wave from their focus on business operations. Realizing the benefits of this divestiture will depend in part on our ability to transfer Wave in an efficient and effective manner while maintaining adequate focus on its retained business.

PCX has had discussions with SEC staff regarding a potential pilot program to trade and quote options in penny increments, but any proposal that PCX may make on this issue may be denied by the SEC.

PCX has had discussions with SEC staff regarding a potential pilot program to display, rank, quote and execute option orders in penny increments. Currently, options are displayed, ranked, quoted and executed in nickel and dime increments, although the underlying equity security may be displayed, ranked, quoted and executed in penny increments (or, after the implementation of Regulation NMS, sub-penny increments if the quote, order or indication of interest for the stock is less than $1.00). Any proposal that PCX may make on this issue will require approval from the SEC.

Currently, only certain option market participants can execute orders for options in penny increments; however, these orders are not executed in a manner that is transparent to all option market participants. Although these market participants are able to execute orders in penny increments, they still must quote and display their orders in nickel or dime increments. PCX’s potential pilot program would provide transparent option order display and execution to all market participants. It would also seek to provide improved and enhanced pricing opportunities for all market participants, as the fair value of options are often in part dependent upon the fair price of the underlying equity security. Some industry participants oppose such a program under the belief that it would overwhelm the capacity limits of existing option quote processing systems.

In the event that the SEC approves displaying, quoting and executing options in any increments under a nickel, we believe that PCX and Archipelago will be well positioned to adequately handle the process. Failure of the SEC to approve the ability to display, rank, quote and execute orders for options in increments under a nickel could limit to a material extent the ability of Archipelago to gain options market share or realize the growth opportunities and the anticipated benefits to be derived from the acquisition of PCXH and its subsidiaries.

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

2.10

Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, dated as of April 20, 2005 and amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Group, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. filed as Exhibit 2.2 to Registration Statement No. 333-126780 of the NYSE Group, Inc. on Form S-4 filed on July 21, 2005 which is incorporated herein by reference.

2.11

Amendment No. 2 dated as of November 2, 2005, to the Amended and Restated Agreement and Plan of Merger dated as of April 20, 2005 and amended and restated as of July 20, 2005 and Amended October 20, 2005, by and Among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Group, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. And Archipelago Merger Sub, Inc. Incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K/A filed with the SEC on November 7, 2005.

3.1	Form of Certificate of Incorporation of Archipelago Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

3.2	Amended and Restated By-laws of Archipelago Holdings, Inc.

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

10.1

Amended and Restated Indemnity Agreement dated November 2, 2005 by and among The Options Clearing Corporation and the Pacific Exchange. Incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on November 7, 2005.

10.2

Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., and GAPCO GmbH & Co. KG., NYSE Group, Inc., and New York Stock Exchange, Inc., filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement No. 333-126780 of the NYSE Group, Inc. filed on Form S-4 which is incorporated herein by reference.

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.

Signature

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

ARCHIPELAGO HOLDINGS, INC.

By:

/s/ Nelson Chai
Nelson Chai
Chief Financial Officer

ARCHIPELAGO HOLDINGS, INC.

Exhibit Index for the Report on Form 10-Q

For the Quarter Ended September 30, 2005

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

2.10

Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, dated as of April 20, 2005 and amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Group, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. filed as Exhibit 2.2 to Registration Statement No. 333-126780 of the NYSE Group, Inc. on Form S-4 filed on July 21, 2005 which is incorporated herein by reference.

2.11

Amendment No. 2 dated as of November 2, 2005, to the Amended and Restated Agreement and Plan of Merger dated as of April 20, 2005 and amended and restated as of July 20, 2005 and Amended October 20, 2005, by and Among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Group, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. And Archipelago Merger Sub, Inc. Incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K/A filed with the SEC on November 7, 2005.

3.1	Form of Certificate of Incorporation of Archipelago Holdings, Inc. Incorporated by reference to the corresponding Exhibit to the Registrant’s registration statement on Form S-1(No.333-113226).

3.2	Amended and Restated By-laws of Archipelago Holdings, Inc.

3.3	Ninth Amended and Restated Limited Liability Company Agreement of Archipelago Holdings, L.L.C. Incorporated by

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

10.1

Amended and Restated Indemnity Agreement dated November 2, 2005 by and among The Options Clearing Corporation and the Pacific Exchange. Incorporated by reference from Exhibit 2.1 to the Registrant’s Form 8-K filed with the SEC on November 7, 2005.

10.2

Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., and GAPCO GmbH & Co. KG., NYSE Group, Inc., and New York Stock Exchange, Inc., filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement No. 333-126780 of the NYSE Group, Inc. filed on Form S-4 which is incorporated herein by reference.

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.